Form 10-K
period 1999-12-31
TEAM HEALTH INC
filed 2000-03-29
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 333-80337
                               TEAM HEALTH, INC.
            (EXACT NAME OF REGISTRANT AS IT APPEARS IN ITS CHARTER)

              TENNESSEE                             62-1562558
   (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER ID NUMBER)
   INCORPORATION OR ORGANIZATION)
  1900 WINSTON ROAD, KNOXVILLE, TN                     37919
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
              OFFICES)

                                 (865) 693-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, par value $.01 per share -- 10,000,000 shares as of March 28, 2000. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

     Documents Incorporated by Reference: Part IV incorporates certain information by reference from the registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on January 5, 2000 and declared effective on January 18, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     In a transaction that closed on March 12, 1999, affiliates of Madison Dearborn Partners, Inc., Cornerstone Equity Investors, LLC and Beecken Petty & Company, LLC, three private equity firms (the "Equity Sponsors") and some members of our senior management acquired Team Health from Pacific Physician Services, Inc. ("Physician Services"), a wholly owned subsidiary of MedPartners, Inc. ("MedPartners") in a recapitalization transaction. The acquisition of Team Health was structured as a recapitalization in order to qualify for recapitalization accounting. Under this method of accounting, the historical basis of Team Health's assets and liabilities were not affected by the acquisition. As a result of the recapitalization, Team Health Holdings acquired 92.7% of our common stock and 94.3% of our preferred stock. Team Health Holdings is a holding company through which the Equity Sponsors and some members of our senior management invested in Team Health.

     As a result of the recapitalization, Team Health Holdings owns securities representing approximately 92.0% of the voting power of our outstanding capital stock and Physician Services owns securities representing approximately 8.0% of the voting power of our outstanding capital stock. In connection with the recapitalization, MedPartners received aggregate consideration of $336.9 million, consisting of $327.6 million in cash, $6.8 million in equity retained by Physician Services and the assumption of $2.5 million of existing indebtedness of MedPartners. The $327.6 million in cash paid to MedPartners included an $8.7 million cash payment to some members of our management by Team Health on behalf of MedPartners with respect to accrued management bonuses owed by MedPartners to those members of our management. In addition, we assumed some contingent earnout payments. These earnout payments may be paid over the next 5 years to the sellers of various acquired groups in the event that those acquired groups achieve designated financial targets. As of December 31, 1999, we believe these earnout payments will not exceed a total of $18.2 million. The transactions that occurred under the recapitalization agreement were funded by:

          (1) the net proceeds from the offering of our 12% senior subordinated notes due 2009;

          (2) borrowings under our senior bank facilities;

          (3) a cash equity investment in Team Health Holdings by affiliates of each of the Equity Sponsors;

          (4) a contribution by some of our members of management; and

          (5) equity of Team Health retained by Physician Services.

     We believe we are among the largest national providers of outsourced emergency department and urgent care center physician staffing and administrative services to hospitals and clinics in the United States, with 353 hospital contracts in 27 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services, including the:

     - staffing, recruiting and credentialing of clinical and non-clinical medical professionals;

     - provision of administrative support services, such as payroll, insurance coverage and continuing education services; and

     - billing and collection of fees for services provided by the medical professionals.

     Since our inception in 1979, we have focused primarily on providing outsourced services to emergency department and urgent care centers, which accounted for approximately 85% of our net revenue less provision for uncollectibles in 1999. We generally target larger hospitals with high volume hospital emergency departments and urgent care centers whose patient volume is more than 15,000 patient visits per year. In higher volume emergency departments and urgent care centers, we believe we can generate attractive margins, establish stable long-term relationships, obtain attractive payor mixes and recruit and retain high quality physicians. In 1999, we generated net revenue less provision for uncollectibles of $542.4 million.

     The healthcare environment is becoming increasingly complex due to changes in regulations, reimbursement policies and the evolving nature of managed care. As a result, hospitals are under significant pressure to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and standardized models to improve service, increase the quality of care and reduce administrative costs. Specifically, hospitals have become increasingly challenged to manage hospital emergency departments and urgent care centers effectively due to:

     - increasing patient volume;

     - complex billing and collection procedures; and

     - the legal requirement that hospital emergency departments and urgent care centers examine and treat all patients.

     We believe we are well positioned to continue to capitalize on the current outsourcing trends as a result of our:

     - national presence;

     - sophisticated information systems and standardized procedures that enable us to efficiently manage our staffing and administrative services as well as the complexities of the billing and collections process;

     - demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the hospital; and

     - successful record of recruiting and retaining high quality physicians.

In addition, our regional operating model allows us to deliver locally focused services while benefiting from the operating efficiencies, infrastructure and capital resources of a large national provider.

     We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital emergency department and urgent care center sector. According to the Health Care Financing Administration, national healthcare spending is expected to increase from 13.6% of gross domestic product, or $1.0 trillion, in 1996 to 16.4% of gross domestic product, or $2.1 trillion, by the year 2007, representing a 6.8% compound annual growth rate. Hospital services have historically represented the single largest component of these costs, accounting for approximately 34% of total healthcare spending in 1997. According to industry sources, in 1997, approximately 5,000 U.S. hospitals operated hospital emergency departments and urgent care centers and 80% of these hospitals outsourced their hospital emergency departments and urgent care centers. In the same year, hospital emergency department and urgent care center expenditures were approximately $20 billion, with hospital emergency department and urgent care center physician services accounting for approximately $7 billion. According to the American Hospital Association, hospital emergency departments and urgent care centers handle approximately 100 million patient visits annually and nearly 40% of all hospital inpatient admissions originate in the hospital emergency department and urgent care center. In addition, the average number of patient visits per hospital emergency department and urgent care center increased at a compound annual growth rate of approximately 3.0% between 1988 and 1996.

COMPETITION

     The healthcare services industry is highly competitive and, especially in recent years, has been subject to continuing changes in how services are provided and how providers are selected and paid. Competition for outsourced physician staffing and administrative service contracts is based primarily on

     - the ability to improve department productivity and patient satisfaction while reducing overall costs;

     - the breadth of staffing and management services offered;

     - the ability to recruit and retain qualified physicians; and

     - billing and reimbursement expertise.

     Our national competitors in the provision of staffing and administrative services to hospital emergency departments and urgent care centers include EmCare, Inc., a subsidiary of Laidlaw, Inc., Sheridan Healthcare, Inc., PhyAmerica Physician Group, Inc. and National Emergency Services. Radiologix, Inc. is our principal national competitor in the provision of radiology staffing and administrative services. There are also many local and regional companies which provide physician staffing and administrative services. We also compete against the traditional structure of hospital management for its physician staffing and scheduling needs.

     We believe that evolution of the healthcare industry will tend to blur traditional distinctions among industry segments. We expect that other companies in other healthcare industry segments, such as managers of other hospital-based specialties and large physician group practices, some of which have financial and other resources greater than ours, may become competitors in the delivery of physician staffing and administrative services.

COMPETITIVE STRENGTHS

     Although the healthcare services industry is highly competitive, we believe we are able to compete effectively due to the following strengths:

     LEADING MARKET POSITION. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States. In addition, we believe we are the second largest provider of outsourced radiology staffing and administrative services and have a growing presence in other hospital departments. We believe our ability to spread the relatively fixed costs of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to gain market share from less sophisticated local and regional service providers. Furthermore, we have a geographically diverse base of 353 hospital contracts, with an average contract tenure of approximately 9 years. In 1999, no single contract accounted for more than 1.0% of our net revenue less provision for uncollectibles, and as a result, the loss of any contract would not significantly impact our financial performance.

     REGIONAL OPERATING MODEL SUPPORTED BY A NATIONAL INFRASTRUCTURE. We service our client hospitals from 13 regional operating units, which allows us to deliver locally focused services with the resources and sophistication of a national provider. Our local presence creates closer relationships with hospitals, resulting in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to local hospital administrators, who generally make decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional operating units with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts and risk management. We believe our regional operating model supported by our national infrastructure improves productivity and quality of care while reducing the cost of care.

     SIGNIFICANT INVESTMENT IN INFORMATION SYSTEMS AND PROCEDURES. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentialing and payroll functions among our regional operating units, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a locally-based service provider. Over the last six years, we have spent over $15 million to develop and maintain integrated, advanced systems to facilitate the exchange of information among our regional operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, our VBS(TM) patient information system, our WaitLoss(TM) process improvement program, our TeamWorks(TM) physician database and software package and the company-wide application of best practices. As a result of this investment, we believe our average cost per patient billed and average cost per physician recruited are among the lowest in the industry. The strength of our information systems has enhanced our ability to collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

     ABILITY TO RECRUIT AND RETAIN HIGH QUALITY PHYSICIANS. A key to our success has been our ability to recruit and retain high quality physicians to service our contracts. While our local presence gives us the knowledge to properly match physicians and hospitals, our national presence and infrastructure enable us to provide physicians with a variety of attractive hospital locations, advanced information and reimbursement systems and standardized procedures. Furthermore, we offer physicians substantial flexibility in terms of geographic location, type of facility, scheduling of work hours, benefits packages and opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base. We believe we have among the highest physician retention rates in the industry.

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with us since our inception in 1979. Our top 23 executives have an average of over 20 years experience in the outsourced physician staffing and medical services industry. Twenty members of our management team contributed an aggregate of $8.5 million in connection with the recapitalization, which, together with performance-based options, represents an indirect fully diluted ownership interest of approximately 18.5%. As a result of its substantial equity interest, we believe our management team will have significant incentive to continue to increase our sales and profitability.

GROWTH STRATEGY

     The key elements of our growth strategy are as follows:

     INCREASE REVENUE FROM EXISTING CUSTOMERS. We have a strong record of increasing revenue from existing customers. In both 1998 and 1999, net revenue less provision for uncollectibles from continuing contracts grew by approximately 6%. We plan to continue to increase revenue from existing customers by

     - improving documentation of care delivered, capturing full reimbursement for services provided;

     - implementing fee schedule increases, where appropriate;

     - capitalizing on increasing patient volumes;

     - increasing the scope of services offered within contracted departments;
       and

     - cross-selling services to multiple hospital departments.

     CAPITALIZE ON INDUSTRY TRENDS TO WIN NEW CONTRACTS. We seek to obtain new contracts by

     - replacing contract management companies at hospitals that currently outsource their services and

     - obtaining new contracts from hospitals that do not currently outsource.

We believe the number of high volume hospital emergency departments and urgent care centers will grow as patient visits increase and hospital consolidation continues.

     Furthermore, we believe that our market share of larger volume hospital emergency departments and urgent care centers is likely to increase as a result of our

     - national presence;

     - sophisticated information systems and standardized procedures that enable us to efficiently manage our core staffing and administrative services as well as the complexities of the billing and collections process;

     - demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the hospital; and

     - successful record of recruiting and retaining high quality physicians.

Since 1996, we have won 106 new outsourced contracts.

     GROW THROUGH ACQUISITIONS. We intend to continue to pursue strategic acquisitions of contracts currently held by local and regional physician groups. Many of these physician groups are faced with increasing pressure to provide the systems and services of a larger organization. The market for outsourced hospital emergency department and urgent care center physician staffing services is highly fragmented. Approximately 75% of the market is served primarily by small, local and regional physician groups who generally lack the resources and depth of services necessary to compete with national providers. We have developed and implemented a disciplined acquisition methodology utilized by our dedicated in-house mergers and acquisitions team. Since 1996, we have completed 17 acquisitions. We expect to continue to fund acquisitions with a combination of cash and earnout payments based on future operating performance.

     IMPLEMENT OPERATIONS IMPROVEMENT PROGRAM. We have recently initiated a comprehensive program to maximize productivity and improve profitability in our administrative areas. Our operations improvement program was approved in the second quarter of 1998. The three primary initiatives of the operations improvement program include:

     - integrating our twelve billing locations into a national network of four billing centers operating on the uniform IDX billing system;

     - consolidating call centers from four locations to one central location;
       and

     - reducing controllable costs.

     We began the operations improvement program in the second half of 1998 and we expect substantially all of the initiatives to be fully implemented by the middle of 2000.

INDUSTRY

     According to Health Care Financing Administration, national healthcare spending is expected to increase from 13.6% of gross domestic product, or $1.1 trillion, in 1997 to 15.9% of gross domestic product, or $1.8 trillion, by the year 2005, representing a 6.4% compound annual growth rate. Hospital services have historically represented the single largest component of these costs, accounting for more than 40% of total healthcare spending. In the increasingly complex healthcare regulatory, managed care and reimbursement environment, hospitals are under significant pressure from the government and private payors both to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs.

     In addition, the healthcare industry is experiencing an increasing trend towards outpatient therapy rather than the traditional inpatient treatment. Healthcare reform, such as the Health Care Financing Administration reimbursement code reforms and the advent of managed care, places an increasing emphasis on reducing the time patients spend in hospitals. As a result, the severity of illnesses and injuries treated in the emergency department and urgent care center is likely to increase when these patients require emergency medical attention.

     HOSPITAL EMERGENCY DEPARTMENTS AND URGENT CARE CENTERS. According to industry sources, in 1997 approximately 5,000 U.S. hospitals operated hospital emergency departments and urgent care centers and 80% of these hospitals had outsourced their hospital emergency department and urgent care center departments. According to the American Hospital Association, hospital emergency departments and urgent care centers handle nearly 100 million patient visits annually, and nearly 40% of all hospital inpatient admissions originate in the hospital emergency department and urgent care center. According to the American Hospital Association, the average number of patient visits per hospital emergency department and urgent care center increased at a compound annual growth rate of 3.0% between 1988 and 1996. The market for outsourced hospital emergency department and urgent care center medical services is highly fragmented. Approximately 80% of the market is served by a large number of small, local and regional physician groups. These local providers generally lack the depth of services and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

     RADIOLOGY. According to the 1998-1999 Medical and Healthcare Marketplace Guide, total spending on radiology services in the U.S. in 1998 was estimated at $69 billion or approximately 5% of annual healthcare expenditures, with 70% of this spending in hospital settings. According to the American College of Radiology, there were approximately 3,200 radiology groups in the U.S. in 1996, representing approximately 27,000 radiologists who performed approximately 350 million radiological procedures in 1995. As with outsourced hospital emergency department and urgent care center medical services, the market for outsourced radiology services is highly fragmented and served by a large number of small local and regional radiology groups. Competition for outsourced radiology services contracts is intense and based on the ability of the radiology group to provide a high level of medical and non-medical services. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment and information systems required to meet the increasingly complex needs of hospitals.

     INPATIENT SERVICES. Hospitalists, physicians whose practice is solely hospital based, care for admitted patients who lack a private physician or whose private physician practices solely in the outpatient setting. According to industry sources, less than 10% of inpatient care services are outsourced by hospitals, and there are only 3,000 hospitalists practicing today. Hospitalists, however, have demonstrated an ability to reduce inpatient costs while maintaining high quality care and patient satisfaction.

CONTRACTUAL ARRANGEMENTS

     HOSPITALS. We provide outsourced physician staffing and administrative services to hospitals under fee-for-service contracts and flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting our affiliated physicians medical staff privileges and exclusivity for services, to authorize us to bill and collect the professional component of the charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we receive direct or indirect disbursements from patients and payors of the amounts collected. Depending on the magnitude of services provided to the hospital and payor mix, we may also receive supplemental revenue from the hospital. In a fee-for service arrangement, we accept responsibility for billing and collection.

     Under flat-rate contracts, the hospital performs the billing and collection services of the professional component and assumes the risk of uncollectibility. In return for providing the physician staffing and administrative services, the hospital pays a contractually negotiated fee for physician coverage.

     In 1999, approximately 78% of our net revenue less provision for uncollectibles was generated from fee-for-service contracts. Our contracts with hospitals do not require any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with staffing the contracts.

     Contracts with hospitals generally have terms of three years and are generally automatically renewable under the same terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our contracts is approximately 9 years.

     PHYSICIANS. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically pay the physicians a flat hourly rate for each hour of coverage provided at rates comparable to the market in which they work, with the exception of those radiologists and primary care physicians employed by us, who are paid a base salary. The hourly rate varies if the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians. As such, employed physicians typically receive a lower flat hourly rate.

     Our contracts with physicians are generally perpetual and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination and competing for and/or soliciting our clients. As of December 31, 1999, we had working relationships with approximately 2,100 physicians, of which approximately 1,430 were independently contracted, and over 250 other healthcare professionals.

SERVICE LINES

     We provide a full range of outsourced physician staffing and administrative services for hospital emergency department and urgent care centers, radiology, inpatient services, pediatrics, and other departments of the hospital. As hospitals experience growing pressure from managed care companies and other payors to reduce costs while maintaining or improving the quality of service, we believe hospitals will increasingly turn to single-source providers of outsourced physician staffing and administrative services with an established track record of success. As the outsourcing trend grows, we believe our delivery platform of regional operating units supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our competitors.

     EMERGENCY DEPARTMENT. We believe we are one of the largest providers of outsourced physician staffing and administrative services for the hospital emergency department and urgent care center in the United States. Approximately 85% of our net revenue less provision for uncollectibles in 1999 came from hospital emergency department and urgent care center contracts. As of December 31, 1999, we independently contracted with or employed approximately 1,960 hospital emergency department and urgent care center physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department and urgent care center. In addition to the core services of contract management, recruiting, credentialing, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the hospital emergency department and urgent care center. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Publications such as the Emergency Physician Legal Bulletin(TM) and Case Studies of Customer Service in the Emergency Department(TM) are delivered to all client hospitals and physicians on a quarterly basis. Information systems such as the VBS(TM) documentation and billing information system are installed in some client hospital emergency department and urgent care centers to improve physician documentation and to track utilization of clinical resources. Physician documentation templates ensure compliance with federal documentation guidelines and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

     Since 1996, Team Health has merged with or acquired the contracts of 13 hospital emergency department and urgent care center physician groups. The acquired hospital emergency department and urgent care center contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year. Since 1996, we have also successfully negotiated 79 new outsourced hospital emergency department and urgent care center physician staffing and administrative services contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

     Partially offsetting the growth in the number of hospital emergency department and urgent care center contracts attributed to acquisitions and direct sales are contract terminations. Since 1996, 120 hospital emergency department and urgent care center contracts in total were terminated. Our cancellations can be attributed primarily to the elimination of low margin contracts obtained in connection with acquisitions. Hospital cancellations can be attributed to consolidation among hospitals, medical staff politics and pricing. In 1999, we had a net loss of approximately 11 hospital emergency department and urgent care center contracts.

     RADIOLOGY. We believe we are the second largest provider of outsourced radiology physician staffing and administrative services in the United States. We contract directly or through the regional operating units with selected radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. As of December 31, 1999, we employed over approximately 100 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers. We believe the advantages of contracting with us include our ability to provide 24-hour radiology coverage through a combination of on-site services and/or teleradiology coverage, a means of electronically transmitting patient images and consultative text from one location to another.

     INPATIENT SERVICES. We are one of the largest providers of outsourced physician staffing and administrative services for inpatient services which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost plus or flat-rate basis. As of December 31, 1999, we independently contracted with or employed approximately 60 inpatient physicians. Since 1996, we experienced net revenue and contract growth in our inpatient services business primarily due to new contract sales, acquisitions, and to a lesser extent, rate increases on existing contracts.

     PEDIATRICS. We are one of the largest providers of outsourced pediatrics physician staffing and administrative services for general and pediatrics hospitals. We provide these services on a cost plus or flat-rate basis. These services include pediatrics emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 1999, we independently contracted with or employed over 40 pediatrics physicians. Since 1996, we have experienced net revenue and contract growth in our outsourced pediatrics physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts.

     PRIMARY CARE CLINICS AND OCCUPATIONAL MEDICINE. We provide primary care staffing and administrative services in stand-alone primary clinics and in clinics located within the work-site of industrial clients. While such clinics are not a major focus of our business, they are complementary to our hospital client's interests. The primary care clinics are typically a joint venture with a local hospital and serve as an extension of the hospitals' primary care services. We generally contract with the hospital to provide cost-effective, high quality primary care physician staffing and administrative services. We generally contract with an industrial employer to provide physician staffing and administrative services for the occupational medicine clinic.

SERVICES

     We provide a full range of outsourced physician staffing and administrative services for hospital emergency departments and urgent care centers, radiology, inpatient services, pediatrics, and other areas of the hospital.

     Our outsourced physician staffing and administrative services include:

     - Contract Management

     - Staffing

     - Recruiting

     - Credentialing

     - Scheduling

     - Payroll Administration and Benefits

     - Information Systems

     - Consulting Services

     - Billing and Collection

     - Risk Management

     - Continuing Education Services

     CONTRACT MANAGEMENT. Our delivery of outsourced physician staffing and administrative services for a clinical area of the hospital is led by an experienced contract management team of clinical and other healthcare professionals. The team includes a Regional Medical Director, an on-site Medical Director and a Client Services Manager. The Medical Director is a physician with the primary responsibility of managing the physician component of a clinical area of the hospital. The Medical Director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the Medical Director works closely with the regional operating unit operations staff to meet the clinical area's ongoing recruiting and staffing needs.

     STAFFING. We provide a full range of staffing services to meet the unique needs of each hospital and clinic. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. As a result of our staffing services, hospitals can focus their efforts on improving their core business of providing healthcare services for their communities as opposed to recruiting and managing physicians. We also provide temporary staffing services of physicians and other healthcare professionals to hospitals and clinics on a national basis.

     RECRUITING. Many hospitals lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of over 25 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with hospitals. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

     We have committed significant resources to the development of a proprietary national physician database to be shared among our regional operating units. This database is currently in operation at the majority of the operating units, with final rollout scheduled to be completed by the end of the year. The database uses the American Medical Association Masterfile of over 700,000 physicians as the raw data source on potential candidates. Recruiters contact potential prospects through telemarketing, direct mail, conventions, journal advertising and our internet site to confirm and update the information. Prospects expressing interest in one of our practice opportunities provide more extensive information on their training, experience, and references, all of which is added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

     CREDENTIALING. We conduct a comprehensive review of a candidate's background, academic records and previous medical experience. Once a candidate's application is complete, it is loaded into our proprietary credentials software program. While the hospital has the ultimate responsibility for verifying credentials prior to granting medical staff privileges, we conduct this extensive review prior to presenting the candidate, ensuring that only qualified candidates are presented to the client.

     SCHEDULING. Our scheduling department assists the Medical Directors in scheduling physicians and other healthcare professionals within the clinical area on a monthly basis.

     PAYROLL ADMINISTRATION AND BENEFITS. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract to provide physician staffing and administrative services. Our clinical employees benefit significantly by our ability to aggregate physicians and other healthcare professionals to negotiate more favorable employee benefit packages and professional liability coverage than many hospitals or physicians could negotiate on a stand-alone basis. Additionally, hospitals benefit from the elimination of the overhead costs associated with the administration of the payroll and, where applicable, employee benefits.

     INFORMATION SYSTEMS. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include VBS, a system that facilitates the documentation, utilization review, coding and billing of the professional services of the emergency physicians to ensure appropriate reimbursement and TeamWorks(TM), a national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentialing, automated application generation, scheduling, and payroll operations.

     CONSULTING SERVICES. We have a long history of providing outsourced physician staffing and administrative services to hospitals and, as a result, have developed extensive knowledge in the operations of some areas of the hospital. As such, we provide consulting services to hospitals to improve the productivity, quality and cost of care delivered by the hospital.

     PROCESS IMPROVEMENT. We have developed a number of utilization review programs designed to track patient flow and identify operating inefficiencies. To rectify such inefficiencies, we have developed a Fast Track system to expedite patient care in the hospital emergency department and urgent care center by separating patients who can be treated in a short period of time from patients who have more serious or time-consuming problems. Fast Track patients, once identified through appropriate triage categorization, are examined and treated in a separate area of the hospital emergency department and urgent care center, controlled by its own staff and operational system. We have substantial experience in all phases of development and management of Fast Track programs, including planning, equipping, policy and procedure development, and staffing. In addition, we employ WaitLoss(TM), a proprietary process improvement system designed to assist the hospital in improving the efficiency and productivity of a department.

     QUALITY IMPROVEMENT. We provide a quality improvement program designed to assist the hospital in maintaining a consistent level of high quality care. It periodically measures the performance of the hospital, based on a variety of benchmarks, including patient volume, quality indicators and patient satisfaction. This program is typically integrated into our process improvement program to ensure seamless delivery of high quality, cost-effective care.

     MANAGED CARE CONTRACTING. We have developed extensive knowledge of the treatment protocols, and related documentation requirements, of a variety of managed care payors. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for the patients, the payors, the physicians and the hospitals. We provide managed care consulting services in the areas of contracting, negotiating, reimbursement analysis/projections, payor/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payors continue to be traditional fee- for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

     NURSING SERVICES. We maintain highly regarded, experienced nurse consultants on our client support staff. These nurse consultants provide assistance to nurse managers and Medical Directors of the client hospital on issues regarding risk management and total quality management. In addition, the nurse consultants are available to make site visits to client hospitals on request to assess overall operations, utilization of personnel and patient flow.

     BILLING AND COLLECTION. Our billing and collection services are a critical component of our business. We are in the process of consolidating all billing and collections operations into four core billing facilities, each of which has already been converted into our uniform billing system -- the IDX software system. Two sites have been on the IDX system for several years, a third site was converted in June 1998, and the last site was converted in February 1999. The IDX system has proven to be a powerful billing and accounts receivable software package, with strong reporting capabilities and a proven record of improving collections while reducing billing expenses. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is the electronic registration interface that gathers registration information directly from the hospitals' management information systems. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have markedly diminished labor and postage expenses. At the present time, approximately 4.3 of 5.0 million billed annual patient encounters are being processed by the four billing facilities. The remaining 0.7 million billed annual patient encounters, which are being processed by third-party billing companies will be transitioned to one of the four billing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operations Improvement Program."

     We use a patient information system known as VBS(TM), which is presently installed in 40 hospital emergency departments and urgent care centers that we staff and manage. Using purchased software which has the capability to recognize the spoken voice, we have installed personal computers in these hospital emergency departments and urgent care centers and have modified the software to enable the physician to generate the clinical note. This note is interfaced with demographic information from the hospital information system. Each day, the combined clinical note/demographic information is transmitted to our Plantation, Florida operation center, where the information is scanned and electronically loaded into the billing system and into a data warehouse for production of sophisticated utilization and practice management reports.

     We also operate an internal collection agency, called IMBS, to handle our outstanding receivables deemed uncollectible. This agency utilizes an advanced collection agency software package linked to a predictive dialer. Presently, approximately 90% of all collection placements generated from our billing facilities are sent to the IMBS agency. Comparative analysis has shown that the internal collection agency has markedly decreased expenses previously paid to outside agencies and improved the collectibility of existing placements. By combining the VBS(TM) system, the regional Team Health billing operation centers on a common platform and the IMBS collection agency, we have built an integrated system combining the generation of clinical information with the electronic capture of billing information which passes unpaid accounts into an internal collection agency. This advanced comprehensive billing and collection system allows us to have full control of accounts receivable at each step of the process.

     RISK MANAGEMENT. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

     - incident reporting systems,

     - tracking/trending the cause of accidents and claims,

     - physician education and service programs, including peer review and pre-deposition review,

     - loss prevention information such as audio tapes and risk alert bulletins, and

     - early intervention of malpractice claims.

     Through our risk management staff, the quality assurance staff and the Medical Director, we conduct an aggressive claims management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits.

     CONTINUING EDUCATION SERVICES. Our internal continuing education services are fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing education credits for internally developed educational programs at a lower cost than if such credits were earned through external programs. We have designed a series of customer relations seminars entitled Successful Customer Relations for physicians, nurses and other personnel to learn specific techniques for becoming effective communicators and delivering top-quality customer service. These seminars help the clinical team sharpen its customer service skills, further develop communication skills and provide techniques to help deal with people in many critical situations.

SALES AND MARKETING

     Contracts with hospitals for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of six sales professionals located throughout the country. Each sales professional is responsible for developing sales and acquisition opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to a request for proposal.

     Although practices vary from hospital to hospital, hospitals generally issue a request for proposal with demographic information of the hospital department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of a telemarketing program, internet website, journal advertising, and a direct mail and lead referral program.

OPERATIONS

     We currently operate through 13 regional operating units which are listed in the table below. The operating units are managed semi-autonomously by senior physician leaders and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day to day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

NAME                                                         LOCATION           PRINCIPAL SERVICES
----                                                         --------           ------------------
The Emergency Associates for Medicine...............  Tampa, FL                 ED
Emergency Coverage Corporation......................  Knoxville, TN             ED
Emergency Physician Associates......................  Woodbury, NJ              ED
Emergency Professional Services.....................  Middleburg Heights, OH    ED
InPhyNet Medical Management.........................  Ft. Lauderdale, FL        ED
Northwest Emergency Physicians......................  Seattle, WA               ED
Radiology Associates of Hollywood...................  Hollywood, FL             Radiology
Reich, Seidelmann, and Janicki......................  Solon, OH                 Radiology
Sheer, Ahearn & Associates..........................  Tampa, FL                 Radiology
Southeastern Emergency Physicians...................  Knoxville, TN             ED
Team Health Southwest...............................  Houston, TX               ED
Team Radiology......................................  Knoxville, TN             Radiology
Team Health West....................................  Pleasanton, CA            ED

INSURANCE

     We require the physicians with whom we contract to obtain professional liability insurance coverage. For both our independently contracted and employed physicians, we typically arrange the provision of claims-made coverage of $1,000,000 per incident and $3,000,000 annual aggregate per physician and $1,000,000 per incident and $50,000,000 for all incidents during the term of the policy which currently is 24 months with respect to Team Health. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

     We are usually obligated to arrange for the provision of "tail" coverage for claims against our physicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims-made insurance. With respect to those physicians for whom we are obligated to provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage.

     We also maintain general liability, vicarious liability, automobile liability, property and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

EMPLOYEES

     As of December 31, 1999, we had approximately 2,300 employees, of which approximately 1,300 worked in billings and collections, operations and support and over 130 of which worked in clinics providing clinical support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

REGULATORY MATTERS

     GENERAL. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal and state governmental entities as well as local governmental entities. The management services provided by us under contracts with hospitals and other clients include (collectively, "Management Services"):

     - the identification and recruitment of physicians and other healthcare professionals for the performance of emergency, medicine, radiology and other services at hospitals, out-patient imaging facilities and other facilities;

     - utilization and review of services and administrative overhead;

     - scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of hospitals; and

     - administrative services such as billing and collection of fees for professional services.

     All of the above services are subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations related to these laws may affect the operations and contractual relationships of Team Health:

     STATE LAWS REGARDING PROHIBITION OF CORPORATE PRACTICE OF MEDICINE AND FEE SPLITTING ARRANGEMENTS. We currently provide outsourced physician staffing and administrative services to hospitals and clinics in 27 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians. In 1999, we derived approximately 8% of our net revenue less provision for uncollectibles from California. The laws of some states, including Florida do not prohibit non-physician entities from practicing medicine but generally retain a ban on some types of fee splitting arrangements. In 1999, we derived approximately 22% of our net revenues less provision for uncollectibles from Florida. While we seek to comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including noncompetition agreements, with physicians, professional corporations and hospitals will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee-splitting.

     DEBT COLLECTION REGULATION. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes.

     ANTI-KICKBACK STATUTES. We are subject to the federal healthcare fraud and abuse laws including the federal anti-kickback statute. The federal anti-kickback statute prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits funded by the United States government including Medicare, Medicaid, and the Civilian Health and Medical Program of the Uniformed Services, among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the anti-kickback statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state funded healthcare programs, loss of licensure and civil and criminal penalties. Statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     The Health Insurance Portability and Accountability Act of 1996 created a mechanism for a provider to obtain written interpretative advisory opinions under the federal anti-kickback statute from the Department of Health and Human Services regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies, e.g. the Department of Justice. In 1998, the Department of Health and Human Services issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, might constitute illegal remuneration under the federal anti-kickback statute. The Department of Health and Human Services' analysis was apparently based on a determination that the proposed management services arrangement included financial incentives to increase patient referrals, contained no safeguards against overutilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the Department of Health and Human Services. Nevertheless, we cannot assure you that the Department of Health and Human Services will not challenge our arrangements under the federal anti-kickback statute in the future.

     PHYSICIAN SELF-REFERRAL LAWS. Our contractual arrangements with physicians and hospitals likely implicate the federal physician self-referral statute commonly known as Stark II. In addition, a number of the states in which we operate have similar prohibitions on physician self-referrals. In general, these state prohibitions closely track Stark II's prohibitions and exceptions. Stark II prohibits the referral of Medicare and Medicaid patients by a physician to an entity for the provision of particular "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity. Stark II provides that the entity which renders the "designated health services" may not present or cause to be presented a claim to the Medicare or Medicaid program for "designated health services" furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent Stark II's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of Stark II is subject to monetary penalties of up to $15,000 per service, an assessment of up to twice the amount claimed, and possibly exclusion from participation in federal healthcare programs. Generally, these penalties are assessed against the entity that submitted the prohibited bill to Medicare or Medicaid; the government has, however, indicated that penalties would also apply to the referring physician because the physician "causes" the claim to be submitted by making the referral. The term "designated health services" includes several services commonly performed or supplied by hospitals or medical clinics to which we provide physician staffing. In addition, "financial relationship" is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement under which a physician receives remuneration. Stark II is broadly written and at this point, only proposed regulations have been issued to clarify its meaning and application. Regulations for a predecessor law, Stark I, which is applicable only to clinical laboratory services, were published in August 1995 and remain in effect. However, neither the final Stark I regulations nor the proposed Stark II regulations provide definitive guidance as to the application of some key exceptions to Stark I and Stark II as they relate to our arrangements with physicians and hospitals. We believe that we can present reasonable arguments that our arrangements with physicians and hospitals meet the requirements of an exception to Stark II. In addition, we believe that these arrangements do not subvert the intent of Stark II as indicated by comments made by Congress in connection with the enactment of Stark
I. Likewise, we believe that these arrangements substantially comply with similar state physician self-referral statutes. However, we cannot assure you that the government will not be able to successfully challenge our existing organizational structure and our contractual arrangements with affiliated physicians, professional corporations and hospitals as being inconsistent with Stark II or its state law equivalents.

     OTHER FRAUD AND ABUSE LAWS. The federal False Claims Act imposes civil and criminal liability on individuals and entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil monetary penalties and exclusion from the Medicare and Medicaid programs. In addition, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Civil monetary penalties under the False Claims Act and some other similar statutes may include treble damages and penalties of up to $10,000 per false or fraudulent claim. The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. The False Claims Act also allows a private individual with direct knowledge of fraud to bring a "whistleblower" or qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. In that event, the "whistleblower" is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the government recovering money. After the "whistleblower" has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. In the event the government declines to join the lawsuit, the "whistleblower" plaintiff may choose to pursue the case alone, in which case the "whistleblower's" counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a "whistleblower" suit on the government's behalf, the "whistleblower" plaintiff receives a statutory amount of up to 30% of the recovered amount from the government's litigation proceeds if the litigation is successful. Recently, the number of "whistleblower" suits brought against healthcare providers has increased dramatically. In addition, at least five states -- California, Illinois, Florida, Tennessee, and Texas -- have enacted laws modeled after the False Claims Act that allow these states to recover money which was fraudulently obtained by a healthcare provider from the state such as Medicaid funds provided by the state. We, along with a number of other industry participants, are named as defendants in a "whistleblower" suit, which alleges that we had inappropriate financial relationships with physicians and engaged in inappropriate billing practices in violation of the False Claims Act and provisions of the Medicare Statute. We believe that the assertions made in the complaint are unwarranted. However, we cannot provide you any assurance as to the outcome of this litigation. See "Business -- Legal Proceedings."

     In addition to the federal statutes discussed above, we are also subject to state statutes and regulations that prohibit, among other things, payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses and fines and criminal penalties. State statutes and regulations typically require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.

     FACILITY RULES AND REGULATIONS. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, we are subject to the Emergency Medical Treatment and Active Labor Act of 1986 which prohibits "patient dumping" by requiring hospitals and hospital emergency department or urgent care center physicians to provide care to any patient presenting to the hospital's emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay. Many states in which we operate, including California, have similar state law provisions concerning patient-dumping. In addition to the Emergency Medical Treatment and Active Labor Act of 1986 and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

     Prior to the recapitalization transactions, we operated under MedPartners' compliance program. Following the recapitalization, we implemented our own compliance program as of January 1, 2000 which is structured so as to reduce the likelihood of any noncompliant activities.

BUSINESS RISKS

     OUR SUBSTANTIAL INDEBTEDNESS COULD MAKE IT MORE DIFFICULT TO PAY OUR DEBTS, INCLUDING THE EXCHANGE NOTES, DIVERT OUR CASH FLOW FROM OPERATIONS FOR DEBT PAYMENTS, LIMIT OUR ABILITY TO BORROW FUNDS AND INCREASE OUR VULNERABILITY TO GENERAL ADVERSE ECONOMIC AND INDUSTRY CONDITIONS. We have a significant amount of indebtedness. As of December 31, 1999 we had total indebtedness of $241.7 million. Our substantial indebtedness could have important consequences to our business. For example, it could:

     - make it more difficult to pay our debts as they become due during general negative economic and market industry conditions because if our revenues decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt;

     - require a substantial portion of our cash flow from operations for debt payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

     - limit our ability to borrow additional funds.

     FAILURE TO COMPLY WITH ANY OF THE RESTRICTIONS CONTAINED IN OUR SENIOR BANK FACILITIES OR THE INDENTURE COULD RESULT IN ACCELERATION OF OUR DEBT AND WE MAY NOT HAVE SUFFICIENT CASH TO REPAY OUR ACCELERATED INDEBTEDNESS. Our senior bank facilities and the indenture governing our outstanding 12% senior subordinated notes due 2009 restrict our ability, and the ability of some of our subsidiaries, to take various actions and enter into various types of transactions commonly undertaken by business entities including our ability to:

     - borrow money or retire debt that ranks behind the exchange notes,

     - pay dividends on stock or repurchase stock,

     - make investments,

     - enter into transactions with affiliates,

     - use assets as security in other transactions,

     - create liens,

     - sell substantially all of our assets or merge with or into other companies,

     - enter into sale and leaseback transactions, and

     - change the nature of our business.

     In addition, we must maintain minimum debt service and maximum leverage ratios under the senior bank facilities. Our failure to comply with the restrictions contained in the senior bank facilities and indenture could lead to an event of default which could result in an acceleration of that indebtedness, and we may not have enough available cash to immediately repay such indebtedness. An acceleration under our senior credit facilities would also constitute an event of default under the indenture relating to the 12% senior subordinated notes due 2009.

     WE COULD BE SUBJECT TO MEDICAL MALPRACTICE LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not principally engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we cannot assure you that we will not become involved in this type of litigation in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us. We typically provide claims-made coverage to affiliated physicians and other healthcare practitioners with limits of $1,000,000 per incident and a total annual limit of $3,000,000 per physician for all incidents. In addition, we obtain claims-made coverage for Team Health with limits of $1,000,000 per incident and $50,000,000 for all incidents during the term of the policy, which currently is 24 months. We believe these limits are appropriate based on our historical claims, the nature and risks of our business and standard industry practice. Nevertheless, we cannot assure you that the limits of coverage will be adequate to cover losses in all instances. We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under GAAP, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims. We provide insurance to cover such incurred-but-not-reported claims. This type of insurance is generally referred to as "tail coverage." With respect to those physicians for whom we provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage. We cannot assure you that a future claim will not exceed the limits of available insurance coverage or that such accrual will be sufficient to cover any risks assumed by Team Health.

     WE MAY INCUR SUBSTANTIAL COSTS DEFENDING OUR INTERPRETATIONS OF GOVERNMENT REGULATIONS AND IF WE LOSE THE GOVERNMENT COULD FORCE US TO RESTRUCTURE AND SUBJECT US TO FINES, MONETARY PENALTIES AND EXCLUSION FROM PARTICIPATION IN GOVERNMENT SPONSORED PROGRAMS SUCH AS MEDICARE AND MEDICAID. Our operations and arrangements with healthcare providers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs. Of particular importance are: (1) provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, that, subject to limited exceptions, prohibit physicians from referring Medicare patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

(2) provisions of the Social Security Act, commonly referred to as the "anti-kickback statute," that prohibit the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal health care programs, such as Medicare and Medicaid; (3) provisions of the Health Insurance Portability and Accountability Act of 1996 that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services; (4) the federal False Claims Act that imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government; (5) reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare programs; (6) similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
(7) state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians; (8) laws that regulate debt collection practices as applied to our internal collection agency and debt collection practices; and (9) federal laws such as the Emergency Medical Treatment and Active Labor Act of 1986 that require the hospital and emergency department or urgent care center physicians to provide care to any patient presenting to the emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay, and similar states laws; and (10) state and federal statutes and regulations that govern workplace health and safety. Each of the above may have related rules and regulations which are subject to interpretation and may not provide definitive guidance as to the application of those laws, rules or regulations to our operations, including our arrangements with hospitals, physicians and professional corporations. We have structured our operations and arrangements with third parties to substantially comply with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, we cannot assure you that the government will not successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties. With respect to state laws that relate to the practice of medicine by general business corporations and to fee splitting, while we seek to comply substantially with existing applicable laws, we cannot assure you that state officials who administer these laws will not successfully challenge our existing organization and our contractual arrangements, including noncompetition agreements, with physicians, professional corporations and hospitals as unenforceable or as constituting the unlicenced practice of medicine or prohibited fee-splitting. If federal or state government officials challenge our operations or arrangements with third parties which we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In the event regulatory action limited or prohibited us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural and organizational modifications of our company and/or our contractual arrangements with physicians, professional corporations and hospitals. Our operating costs could increase significantly as result. We could also lose contracts or our revenues could decrease under existing contracts as a result of a restructuring. Moreover, our financing agreements, including the indenture relating to our outstanding 12% senior subordinated notes due 2009 or the senior bank facilities may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of this indebtedness or require the refinancing of this indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course. We have not obtained an opinion of counsel with regard to our compliance with applicable state laws and regulations, and you should not construe the information contained herein regarding our compliance with applicable state laws and regulations as being based on an opinion of counsel. For a more detailed discussion of the regulatory frameworks affecting our business.

     IF GOVERNMENTAL AUTHORITIES DETERMINE THAT WE VIOLATE MEDICARE REIMBURSEMENT REGULATIONS, OUR REVENUES MIGHT DECREASE AND WE MIGHT HAVE TO RESTRUCTURE OUR METHOD OF BILLING AND COLLECTING MEDICARE PAYMENTS. The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. There is no exception that allows us to receive directly Medicare payments related to the services of independent contractor physicians. As of January 1, 1998, we began using a "lockbox" model which we believe complies with the Medicare reassignment rules and we notified Medicare carriers of the details of our lockbox billing arrangement. With respect to Medicare services that our independently contracted physicians render, Medicare carriers send payments for the physician services to a "lockbox" bank account under the control of the physician. The physician, fulfilling his contractual obligations to us, then directs the bank to transfer the funds in that bank account into a company bank account. In return, we pay the physician an agreed amount for professional services provided and provide management and administrative services to or on behalf of the physician or physician group. However, we cannot assure you that government authorities will not challenge our lockbox model as a result of changes in the applicable statutes and regulations or new interpretations of existing statutes and regulations. With respect to Medicare services that physicians employed by physician-controlled professional corporations render, Medicare carriers send payments for physician services to a group account under our control. We are reviewing our billing arrangements involving physician-controlled professional corporations and, to ensure compliance with the Medicare reassignment rules, we may modify those billing arrangements so that Medicare carriers send payments for Medicare services provided by employed physicians to a "lockbox" bank account under the control of the physician-controlled professional corporation. The physician-controlled professional corporation, fulfilling its contractual obligations to us, would then direct the bank to transfer the funds in that bank account into a company bank account. In return, we would pay the physician-controlled professional corporation an agreed upon fee for providing its physician employees and provide management and administrative services to or on behalf of the physician-controlled professional corporation. This change would create additional costs related to the opening and maintenance of additional bank accounts. While we seek to comply substantially with applicable Medicare reimbursement regulations, we cannot assure you that government authorities would find that we comply in all respects with these regulations.

     IF FUTURE REGULATION FORCES US TO RESTRUCTURE OUR OPERATIONS, INCLUDING OUR ARRANGEMENTS WITH PHYSICIANS, PROFESSIONAL CORPORATIONS, HOSPITALS AND OTHER FACILITIES, WE MAY INCUR ADDITIONAL COSTS, LOSE CONTRACTS AND SUFFER A REDUCTION IN REVENUE UNDER EXISTING CONTRACTS AND WE MAY NEED TO REFINANCE OUR DEBTS OR OBTAIN DEBT HOLDER CONSENT. Legislators have introduced and may introduce in the future numerous proposals into the United States Congress and state legislatures relating to healthcare reform in response to various healthcare issues. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation. Further, although we exercise care in structuring our arrangements with physicians, professional corporations, hospitals and other facilities to comply in all significant respects with applicable law, we cannot assure you that: (1) government officials charged with responsibility for enforcing those laws will not assert that we or transactions into which we have entered violate those laws or (2) governmental entities or courts will ultimately interpret those laws in a manner consistent with our interpretation. The continual flux of healthcare rules and regulations at the federal, state and local level, could revise the future of our relationships with the hospitals and physicians with whom we contract. In addition to the regulations referred to above, aspects of our operations are also subject to state and federal statutes and regulations governing workplace health and safety and, to a small extent, the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also effect our operations. Accordingly, changes in existing laws and regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation could force us to restructure our relationships with physicians, professional corporations, hospitals and other facilities. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenues under existing contracts. Moreover, if these laws require us to modify our structure and organization to comply with these laws, our financing agreements, including the indenture relating to our outstanding 12% senior subordinated notes due 2009 and the senior credit facilities may prohibit such modifications and require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness.

     LAWS AND REGULATIONS THAT REGULATE PAYMENTS FOR MEDICAL SERVICES BY GOVERNMENT SPONSORED HEALTHCARE PROGRAMS COULD CAUSE OUR REVENUES TO
DECREASE. Our affiliated physician groups derive a significant portion of their net revenue less provision for uncollectibles from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are increasing public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians. We believe that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-patient revenue for physician services. The federal government has implemented, through the Medicare program, a payment methodology for physician services that sets physician fees according to a fee schedule known as the Resource Based Relative Value System that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. Medicare authorities adjust the Resource Based Relative Value System each year and Congress may, in its discretion, increase or decrease fees paid in accordance with the schedule. To date, the implementation of the Resource Based Relative Value System has reduced payment rates for some of the procedures that hospital emergency department or urgent care center physicians and radiologists have historically provided. Effective January 1, 1999, the federal government adopted new regulations that provide for reductions in payments for physician services over a four-year period ending in 2002. The new regulations provide for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule. With respect to radiology services and services provided in hospital emergency departments and urgent care centers, the new regulations require a cumulative reduction of 10% in the payments for these physician services. The federal government will phase in this reduction over a four year period beginning in 1999 with reductions of 2.5% each year until 2002. These reductions will offset the increases in payments for emergency department, urgent care center and radiology physician services tied to the medical economics index and implemented by the Medicare program, which historically have been approximately 2.5% per year. We cannot assure you, however, that Medicare will continue to implement the increases tied to the medical economics index. Consequently, we believe that, with respect to emergency department, urgent care center and radiology physician services, the portion of our revenues effected by the Resource Based Relative Value System will remain constant over the next four years rather than increasing. Over the last several years, with respect to emergency department, urgent care center and radiology physician services, we derived approximately $90 to $100 million of payments for services from sources to which the Resource Based Relative Value System applies. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that the federal government will not impose further reductions in the Medicare physician fee schedule in the future. These reductions could reduce our revenues.

     WE COULD EXPERIENCE A LOSS OF CONTRACTS WITH OUR PHYSICIANS OR BE REQUIRED TO SEVER RELATIONSHIPS WITH OUR AFFILIATED PROFESSIONAL CORPORATIONS IN ORDER TO COMPLY WITH ANTITRUST LAWS. Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from Team Health and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts which is negative in nature as to the relationship between our company and the physicians/practices we contract with could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, the indenture relating to our outstanding 12% senior subordinated notes due 2009 and/or the senior bank facilities may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

     A RECLASSIFICATION OF OUR INDEPENDENT CONTRACTOR PHYSICIANS BY TAX AUTHORITIES COULD REQUIRE US TO PAY RETROACTIVE TAXES AND PENALTIES. As of December 31, 1999, we contracted with approximately 1,430 affiliated physicians as full time equivalent independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safeharbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

     WE ARE SUBJECT TO THE FINANCIAL RISKS ASSOCIATED WITH OUR FEE FOR SERVICE CONTRACTS WHICH COULD DECREASE OUR REVENUE, INCLUDING CHANGES IN PATIENT VOLUME, MIX OF INSURED AND UNINSURED PATIENTS AND PATIENTS COVERED BY GOVERNMENT SPONSORED HEALTHCARE PROGRAMS AND THIRD PARTY REIMBURSEMENT RATES. We derive our revenue though two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee for service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department or urgent care center physician staffing context because federal law requires hospital emergency departments and urgent care centers to treat all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the startup phase than traditional flat-rate contracts due to longer collection periods.

     OUR REVENUE COULD BE ADVERSELY AFFECTED BY A NET LOSS OF CONTRACTS. The average tenure of our existing contracts with clients is approximately 9 years. Typically, either party may automatically renew these contracts on the same terms unless the other party has given notice of an intent not to renew. Likewise, generally, either party may terminate these contracts upon notice of as little as 30 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will not experience a net loss of contracts in the future and that any such net loss would not have a material adverse effect on our operating results and financial condition.

     WE MAY NOT BE ABLE TO FIND SUITABLE ACQUISITION CANDIDATES OR SUCCESSFULLY INTEGRATE COMPLETED ACQUISITIONS INTO OUR CURRENT OPERATIONS IN ORDER TO PROFITABLY OPERATE OUR CONSOLIDATED COMPANY. When we obtain new contracts with hospitals and managed care companies, which increasingly involves a competitive bidding process, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins or otherwise meet our objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make the integration of new contracts, as well as maintenance of existing contracts, more difficult. A significant portion of our growth in net revenue has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Our strategy of growing through acquisitions has presented some challenges in the past. Some of the difficulties we have encountered include, problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, and accurately projecting physician and employee costs. Moreover, because we have grown by acquisitions, we have had some difficulty achieving consistent implementation of a compliance plan in the area of physician documentation, procedure coding, and billing practices. Our strategy of growing through acquisitions is also subject to the risk that we may not be able to identify suitable acquisition candidates in the future, we may not be able to obtain acceptable financing or we may not be able to consummate any future acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

     WE MAY NOT BE ABLE TO SUCCESSFULLY RECRUIT AND RETAIN QUALIFIED PHYSICIANS TO SERVE AS OUR INDEPENDENT CONTRACTORS OR EMPLOYEES. Our ability to recruit and retain affiliated physicians and qualified personnel significantly affects our performance at hospitals and urgent care clinics. In the recent past, our client hospitals have increasingly demanded a greater degree of specialized skills in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities we contract with, we must recruit physicians to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success depends on our ability to recruit and retain competent physicians to serve as our employees or independent contractors. We may not be able to attract and retain a sufficient number of competent physicians and other healthcare professionals to continue to expand our operations. We believe that we have experienced a loss of contracts in the past because of our inability to staff those contracts with qualified physicians. In addition, there can be no assurance that our non-competition contractual arrangements with affiliated physicians and professional corporations will not be successfully challenged in certain states as unenforceable. We have contracts with physicians in many states. State law governing noncompete agreements varies from state to state. Some states are reluctant to strictly enforce noncompete agreements with physicians. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us -- potentially resulting in the loss of some of our hospital contracts and other business.

     THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR CONTRACT AND REVENUE BASE. The provision of outsourced physician staffing and administrative services to hospitals and clinics is characterized by a high degree of competition. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with both national and regional enterprises, some of which have substantially greater financial and other resources available to them. In addition, some of these firms may have greater access than us to physicians and potential clients. We also compete against local physician groups and self-operated hospital emergency departments and urgent care centers for satisfying staffing and scheduling needs.

     WE MAY BE UNABLE TO ADEQUATELY REPLACE SOME SERVICES MEDPARTNERS PROVIDED TO US. Prior to the recapitalization we operated within and were controlled by MedPartners Corporate Compliance Program, which was designed to reduce the likelihood of noncompliant activities by us. Now, we must implement our own compliance program. MedPartners also provided us with certain corporate services, including legal services, risk management, administration of certain employment benefits, tax advice and preparation of tax returns, software support services, and certain financial and other services. We have not entered into along-term agreement with MedPartners to supply these services. Our failure to obtain replacement services in a timely manner or the failure of such services to adequately replace existing systems could interfere with the operation of our business and detract management's attention from the business.

     WE ARE SUBJECT TO THE RISK THAT MEDPARTNERS WILL BE UNABLE TO FULFILL ITS OBLIGATIONS TO US UNDER THE RECAPITALIZATION AGREEMENT. Under the recapitalization agreement, each of MedPartners and Physician Services have indemnified, jointly and severally, subject to some limitations, Team Health Holdings and us against losses resulting from: (1) any misrepresentation or breach of any warranty or covenant of MedPartners or Physician Services contained in the recapitalization agreement, a claim for which is made in most cases within the 18 months following the closing of the recapitalization; (2) some claims or audits by governmental authorities; and (3) litigation matters specified in the recapitalization agreement, including some medical malpractice claims to the extent not covered by third-party insurance. With respect to some matters, we are only indemnified if our losses from all indemnification claims exceed $3.7 million and do not exceed a total of $50 million. There is no basket or limit on the total payments with respect to other specified misrepresentations or breaches of warranties and some litigation matters. A significant negative change in the financial condition of MedPartners could prevent MedPartners from fulfilling its indemnification obligations. As such, with respect to the indemnification rights granted to us in connection with the recapitalization, we are subject to MedPartners' credit risk.

     This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "intend", "may", "plan", "Predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report on Form 10-K, including those entitled "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve the plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report on Form 10-K set forth elsewhere in this report. All forward-looking statements attributable to Team Health or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this "Business Risks" section.

ITEM 2.  PROPERTIES

     We lease approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease facilities for the operations of the clinics, billing centers, and certain regional operations. We believe our present facilities are adequate to meet our current and projected needs. The leases and subleases have various terms ranging from one to seven years and monthly rents ranging from $510 to $60,000. Our aggregate monthly lease payments total approximately $430,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on the operating results and financial condition of our company. Moreover, in connection with the recapitalization, subject to certain limitations, MedPartners and Physician Services have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the recapitalization transactions for which Team Health or any of its subsidiaries or physicians becomes liable.

     In July 1998, a lawsuit was filed against EmCare, Inc. and InPhyNet Medical Management, Inc. and several other unrelated defendants in the United States District Court for the District of Kansas. The case is captioned United States ex rel. George R. Schwartz v. EmCare, Inc. and InPhyNet Management, Inc. et al. The plaintiff in that case, George R. Schwartz, alleges that, based on Management Services contracts, InPhyNet and others had inappropriate financial relationships with hospital emergency department and urgent care center physicians and engaged in inappropriate billing practices in violation of the False Claims Act and the Medicare Anti-kickback Law as well as various other statutes. In his Fourth Amended Complaint, the plaintiff is seeking, among other relief,

          (1) an order that InPhyNet cease and desist from violating civil and criminal provisions of the federal False Claims Act, the assignment provisions of the Social Security Act, the Medicare federal anti-kickback statute, the mail fraud statute, and the Racketeer Influence and Corrupt Organization Act;

          (2) three times the amount of damages sustained by the United States government, an amount which is indeterminable at this time;

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

          (4) costs and attorneys' fees.

     If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the recapitalization, subject to some limitations, MedPartners and Physician Services have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The case has been stayed until the earlier of June 30, 2000 or twenty-one days after the issuance of an opinion by the United States Supreme Court in United States ex rel. Stevens v. Vermont Agency of Natural Resources, which may address whether private persons have standing to bring qui tam actions alleging claims of fraud upon the government.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     There were no matters submitted to a vote of securityholders during the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the equity securities of the Company. There were two holders of record of the Company's equity securities as of December 31, 1999. The Company has not declared any dividends on its shares of its common stock during fiscal years 1998 and 1999.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     Set forth below are selected historical financial data of Team Health for the five fiscal years ended December 31, 1999.

          (1) We have derived and you should read the data in conjunction with the historical financial information for each of the three fiscal years ended December 31, 1999 from our audited financial statements and related notes thereto included elsewhere in this report, except for the items noted in footnote 2 to the table below.

          (2) In February 1996 and June 1997, MedPartners, Inc. ("MedPartners") combined with Pacific Physician Services, Inc. ("Physician Services") and InPhyNet Medical Management, Inc. ("InPhyNet"), respectively. In addition, MedPartners merged with several physician groups during 1996 and 1997. These business combinations were accounted for as poolings of interests by MedPartners. During the second half of 1997, MedPartners combined the operations of the Hospital Services Division ("Hospital Services") of InPhyNet and the physician groups with Team Health, Inc. a wholly-owned subsidiary of Physician Services. The selected financial data below reflects the operations of these combinations for all periods included.

          (3) During 1999, 1998 and 1997, Team Health, Inc. acquired the operating assets of several medical staffing and related companies. The results of the selected historical financial data reflect these acquisitions as of their respective dates of acquisition. The accompanying notes of our audited financial statements reflect our pro forma results as though the acquisitions had occurred at the beginning of the years presented.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto included elsewhere in this report.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue.........................  $593,664    $664,029    $737,018    $805,403    $852,153
Less provisions for
  uncollectibles....................   181,969     204,069     227,362     257,618     309,713
                                      --------    --------    --------    --------    --------
Net revenue less provision for
  uncollectibles....................   411,695     459,960     509,656     547,785     542,440
Professional expenses...............   316,526     354,455     399,376     430,362     430,530
                                      --------    --------    --------    --------    --------
Gross profit........................    95,169     105,505     110,280     117,423     111,910
General and administrative
  expenses..........................    52,241      67,522      64,389      58,362      62,467
Depreciation and amortization.......     4,808       5,628       6,455       9,464       9,943
Novation program expense
  allocation........................        --          --      11,000          --          --
Merger expenses.....................       519       5,944      13,563          --          --
Management fee......................       594       1,055       1,660       2,941          --
Interest expense, net...............     2,256         535         886       5,301      20,909
Write down of assets................        --          --       2,117       2,992          --
Recapitalization expenses...........        --          --          --          --      16,013
Other operating expenses............       393        (204)        768         871         506
                                      --------    --------    --------    --------    --------
Income before income taxes..........    34,358      25,025       9,442      37,492       2,072
Income tax expense..................    12,798       8,415       5,761      15,883       1,250
                                      --------    --------    --------    --------    --------

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
Income before cumulative effect of a
  change in accounting principle....    21,560      16,610       3,681      21,609         822
Cumulative effect of a change in
  accounting principle..............        --          --          --         912          --
Dividends on preferred stock........        --          --          --          --      (8,107)
                                      --------    --------    --------    --------    --------
Net income (loss) available to
  common stockholders...............    21,560      16,610       3,681      20,697      (7,285)
                                      ========    ========    ========    ========    ========

OTHER DATA:
EBITDA(1)...........................    42,928      32,039      32,328      59,061      58,443
Adjusted EBITDA(2)..................        --          --          --      57,000      58,443

NET CASH PROVIDED BY (USED IN):
Operating Activities................     7,560      11,643      42,475      42,843      38,017
Investing Activities................    (6,241)     (9,224)    (34,339)    (22,864)    (15,038)
Financing Activities................    17,414      (4,869)     (8,255)    (21,975)      3,369
Capital Expenditures................     6,620       6,854       7,474       5,015      10,615

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents...........  $  6,458    $  5,550    $  5,468    $  3,472    $ 29,820
Working capital.....................    64,276      82,921      90,487      98,780     103,808
Total assets........................   131,160     158,444     197,684     210,457     350,450
Total debt..........................    12,074       2,303       7,820       2,544     241,676
Mandatory redeemable preferred
  stock.............................        --          --          --          --     108,107
Total shareholders' equity
  (deficit).........................    73,288      97,596      96,393      98,729     (88,620)

---------------
(1) EBITDA represents income before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational and non-cash charges such as writedown of assets, Management fees, Novation Program expense, other operating expenses and recapitalization expense. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) Adjusted EBITDA for 1998 represents EBITDA less $2,061,000 of incremental stand alone costs that were incurred in fiscal year 1999 in order to replace certain services formerly provided by MedPartners. Adjusted EBITDA is presented only for fiscal years 1998 and 1999, the year immediately prior to and the year of the recapitalization.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which may cause actual results to differ materially from those currently anticipated. The forward-looking statements made herein are made only as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION.

     We believe we are among the largest national providers of outsourced emergency department and urgent care center physician staffing and administrative services to hospitals and clinics in the United States, with 353 hospital contracts in 27 states. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounted for approximately 85% of our net revenue less provision for uncollectibles in 1999. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services.

     ACQUISITIONS. Since 1996, we have successfully acquired and integrated the contracts of 17 hospital-based physician groups and related companies. Those contracts acquired from emergency department and urgent care center physician groups were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year.

     Prior to June 1997, acquisitions were financed primarily with MedPartners' stock. Subsequent acquisitions were financed through a combination of cash and future contingent payments. Ten of our acquisitions were accounted for using the purchase method of accounting. As such, operating results of those ten acquired businesses are included in our consolidated financial statements as of their respective dates of acquisitions. The remaining acquisitions, however, have been accounted for using the pooling of interests method of accounting whereby the historical results of the acquired company are included in our consolidated financial statements. Following each acquisition, we have converted the acquired group's financial accounting systems to our systems infrastructure.

     Strategic acquisitions continue to be a core component of our growth strategy. The market for outsourced medical services is highly fragmented and served primarily by small local and regional physician groups which represent over 75% of the market and generally lack the resources and depth of services necessary to compete with national providers. Our acquisition strategy is to target those companies with strong clinical reputations and quality contracts with larger hospitals.

     CONTRACTS. Our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our 353 contracts with hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure is approximately 9 years.

     Approximately 78% of our net revenue less provision for uncollectibles is generated from fee-for-service contracts under which we bill and collect the professional fees for the services provided at a particular hospital department. Conversely, under our flat-rate contracts, hospitals pay us a fee based on the hours of physician coverage provided, but the hospital is responsible for its own billing and collection. Because of our billing and collection expertise, our fee-for-service contracts typically result in higher margins. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physician providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a company account.

     NET REVENUES AND PROVISION FOR UNCOLLECTIBLES. Net revenue consists of three components: fee-for-service revenue, contract revenue, and other revenue. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of the charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payments from patients or their third party payors. Contract revenue represents revenue generated under contracts in which we provide physician and administrative services in return for a contractually negotiated fee. Contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Other revenue consists primarily of revenue from management and billing services provided to outside parties.

     Revenues are recorded in the period the services are rendered as determined by the respective contract with the healthcare providers. As is standard in the healthcare industry, revenue is reported net of third party contractual adjustments. As a result gross charges and net revenue differ considerably. Revenue in all of our financial statements is reported at net realizable amounts from patients, third-party payors and other payors. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

     In addition, we record a provision for uncollectibles which represents our estimate of losses based upon the individual contract experience. We update and record reserves for uncollectibles on an ongoing basis based on the age of receivables and our experience with payors depending on the location and service provided.

     Net revenue less the provision for uncollectibles is an estimate of cash collections and as such is a key measurement by which management evaluates performance of individual contracts as well as the company as a whole.

     Approximately 30% of our net revenue less provision for uncollectibles from fee-for-service contracts is derived from payments made by government sponsored healthcare programs, principally, Medicare and Medicaid. These programs are subject to substantial regulation by the federal and state governments. Funds received under Medicare and Medicaid are subject to audit, and accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by Health Care Financing Administration and some state laws and regulations.

     ANTICIPATED IMPACT ON NET REVENUES OF THE RESOURCE BASED RELATIVE VALUE SYSTEM. The federal government has implemented, through the Medicare program, a payment methodology for physician services that sets physician fees according to a fee schedule referred to as the "Resource Based Relative Value System" that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. Medicare authorities adjust the Resource Based Relative Value System each year and Congress may, in its discretion, increase or decrease fees paid in accordance with the schedule. To date, the implementation of the Resource Based Relative Value System has reduced payment rates for some of the procedures that hospital emergency department or urgent care center physicians and radiologists have historically provided. Effective January 1, 1999, the federal government adopted new Medicare regulations that provide for reductions in payments for physician services over a four-year period ending in 2002. The new regulations provide for the implementation of a resource-based methodology for payment of physician practice expenses under the physician fee schedule. With respect to radiology services and services provided in hospital emergency departments and urgent care centers, the new regulations require a cumulative reduction of 9% in payments for these physician services. The federal government will phase in this reduction over a four year period beginning in 1999. These reductions will offset the increases in payments for emergency department, urgent care center and radiology physician services tied to the medical economics index and implemented by the Medicare program, which historically have been approximately 2.5% per year. We cannot assure you, however, that Medicare will continue to implement the increases tied to the medical economics index. Consequently, we believe that, with respect to emergency department, urgent care center and radiology physician services, the portion of our revenues effected by the Resource Based Relative Value System will remain constant over the next four years rather than increasing. Over the last several years, with respect to emergency department, urgent care center and radiology physician services, we derived approximately $90 to $100 million of payments for services from sources to which the Resource Based Relative Value System applies. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that the federal government there will not impose reductions in the Medicare physician fee schedule in the future. These reductions could reduce our revenues.

     PROFESSIONAL EXPENSES. Professional expenses primarily consist of fees paid to physicians under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers and professional liability insurance premiums for physicians under contract. Approximately 68% of our physicians are independently contracted physicians who are not employed by us, and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided. We pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians. As such, employed physicians typically receive a lower flat hourly rate.

     Medical malpractice liability expenses are recorded under professional expenses. Under GAAP, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued either individually or on a group basis, based on the best estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claim payments. The accrual includes an estimate of the losses that will result from incidents which occurred during the claims made period, but were not reported that period. These claims are referred to as incurred-but-not-reported claims. Our historical statements of operations include a medical malpractice liability expense that is comprised of three components including insurance premiums, incurred-but-not-reported claims estimates, and self-insurance costs.

     MedPartners agreed as a condition of the recapitalization transactions to purchase insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with our operation, our subsidiaries and any of the affiliated physicians or other healthcare providers prior to the closing date of the recapitalization transactions for which we or any of our subsidiaries become liable. This has resulted in our being insured for any malpractice liabilities originating prior to the recapitalization transactions. As a result, our cash payments for medical malpractice in 1999 were less than our accrued expense of approximately $21.9 million. See "Certain Relationships and Related Transactions."

     We have entered into an agreement with a major national provider of medical malpractice insurance, for a medical malpractice expense insurance policy that we believe will cover us for all claims made during the term of the agreement, which is a minimum of two years. The policy does not cover incidents that occur during such term, but for which no claim is made during the term. In March 2001, we will have the option to purchase a policy from the insurer that will cover the liability for all medical malpractice claims relating to incidents that occur during the term of the policy but for which no claim is made during that period.

     NOVATION PROGRAM. Prior to closing the InPhyNet Medical Management, Inc. merger, MedPartners and InPhyNet developed a program, the "Novation Program," to provide a form of medical malpractice insurance for InPhyNet's physician services, government services and hospital-based businesses. The program was designed to protect MedPartners from InPhyNet's malpractice exposure for all periods prior to the MedPartners merger and to allow InPhyNet to begin with new first-year claim made insurance coverage as the effective date of the merger. Reserves for liabilities within the Novation Program recorded on MedPartners' balance sheet and not on our balance sheet. A related non-cash charge of $11.0 million, however, was allocated to us in the year ended December 31, 1997 and is included in the line item for Novation Program expense allocation on the consolidated and combined statements of operating. We did not assume these liabilities in the recapitalization. Moreover, under the recapitalization agreement MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings insurance policies covering all liabilities and obligations for any claims for medical malpractice arising, any time in connection with our operations and those of our subsidiaries prior to the closing date of recapitalization transactions for which we or any of our subsidiaries or physicians become liable.

     PARENT MANAGEMENT FEE. Prior to the recapitalization, MedPartners provided us with certain corporate services, including legal services, risk management, administration of some employment benefits, tax advice and preparation of tax returns, software support services and some financial and other services. These fees were allocated to us based on MedPartners' estimate of the approximate costs incurred amounts recorded by us for these allocations on the consolidated and combined financial statements $1.7 million, $2.9 million and $0 for the years ended December 31, 1997, 1998 and 1999 respectively. The amounts allocated are not necessarily indicative of the actual costs which may have incurred. These expenses are expected to be significantly higher on a stand-alone basis. Management and independent consultants have carefully examined the costs we expect to incur as a stand-alone entity and estimate those costs would have been approximately $5.9 million in 1998.

     MERGER COSTS. We incurred non-recurring merger costs that were included in income from operations during the year ended December 31, 1997 in association with the pooling acquisitions that occurred in 1997. These costs included:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Investment banking and professional fees....................    $ 6,778
Severance costs and related benefits........................    $ 6,785
                                                                -------
                                                                $13,563
                                                                =======

     The severance costs and related benefits were incurred as a result of the 1997 mergers as we terminated a total of 26 employees and closed a corporate office with respect to these mergers. In addition, as a result of the combination with the Hospital Services division in 1997, we wrote down approximately $2.1 million in assets.

     OPERATIONS IMPROVEMENT PROGRAM. In 1998, we engaged an independent consulting firm to coordinate a process improvement study, which focused largely on our billing and collections services and on controllable costs. The process improvement study indicated opportunities for improvement through, among other things, a combination of insourcing all billing and collections functions and improving product. In order to capitalize on these opportunities, we are implementing a comprehensive program to maximize productivity and improve profitability. The three primary initiatives of the operations improvement program include:

     - integrating our twelve billing locations into a national network of four billing centers operating on the uniform IDX billing system;

     - consolidating call centers from four locations to one central location;
       and

     - reducing controllable costs.

     We began the operations improvement program in the second half of 1998, and we expect substantially all of the initiatives to be fully implemented by the middle of 2000.

     INCOME TAXES. Prior to the recapitalization, we were included as a part of some state and local returns and the consolidated federal tax return of MedPartners. As a result, the provision for income taxes was calculated and allocated to us from MedPartners. The amounts allocated are not necessarily indicative of the actual costs which may have been incurred by us on a stand-alone basis.

     338(h) (10) ELECTION. In conjunction with the recapitalization, we made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, we will realize an increase in our deferred tax assets as the recapitalization is expected to be treated as a taxable business combination for federal and state income tax purposes, which results in a step-up in our tax basis. This higher basis will result in an anticipated cash tax benefit of approximately $5.7 million per year over each of the next 15 years, if fully utilized.

     RESULTS OF OPERATIONS. The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated and combined financial statements. The operating results of the periods presented were not significantly affected by inflation.

     Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the company as a whole. The following table sets forth the components of net income and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Fee for service revenue.....................................  115.5%   117.9%   129.2%
Contract revenue............................................   27.4     27.8     26.0
Other revenue...............................................    1.7      1.2      1.9
Net revenue.................................................  144.6    147.0    157.1
Provision for uncollectibles................................   44.6     47.0     57.1
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0
                                                              =====    =====    =====
Professional expenses.......................................   78.4     78.6     79.4
General and administrative expenses.........................   12.6     10.7     11.5
Depreciation and amortization...............................    1.3      1.7      1.8
Novation program expense allocation.........................    2.2       --       --
Merger expenses.............................................    2.7       --       --
Recapitalization expense....................................     --       --      3.0
Management fee..............................................     .3       .5       --
Interest expense, net.......................................     .2      1.0      3.9
Write down of assets........................................     .4       .5       --
Other operating expenses....................................     .2       .2       --
Income Tax expense..........................................    1.1      2.9       .2
  Net income................................................    0.7      3.8       .2
Dividends on preferred stock................................     --       --      1.5
Net income (loss) available to common stockholders..........    0.7      3.8     (1.3)
OTHER FINANCIAL DATA
EBITDA(1)...................................................    6.3     10.8     10.8
Net Cash provided by (used in):
Operating Activities........................................    8.3      7.8      7.0
Investing Activities........................................   (6.7)    (4.2)    (2.8)
Financing Activities........................................   (1.6)    (4.0)     0.6

---------------
(1) See footnote 1 to the "Selected Historical Financial and Other Data" for a discussion of how we calculated EBITDA and of the significance of EBITDA.

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

     NET REVENUES. Net revenues for 1999 increased $46.8 million, or 5.8% to $852.2 million from $805.4 million in 1998. During 1999, fee-for-service revenue was 82.2% of net revenue as compared to 80.2% in 1998. Contract revenue represented 16.6% of net revenue in 1999 and 18.9% in 1998. Other revenue represented 1.2% of 1999 revenue and 0.8% of 1998 revenue. The increase in fee-for-service revenue as a percentage of total revenue was driven by the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on fee-for-service contracts. The increase in fee-for-service revenue was offset by an affiliate operation that is no longer consolidated in 1999. Net revenue as a percentage of net revenue less provision for uncollectibles was 157.1% in 1999 as compared to 147.0% in 1998.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $309.7 million in 1999 as compared to $257.6 million 1998, an increase of $52.1 million or 20.2%. As a percentage of net revenue less provision for uncollectibles, the provision of uncollectibles was 57.1% in 1999 as compared to 47.0% in 1998. The increase in the provision for uncollectibles is a result of increases in gross charges during 1999 not fully collected as a result of our focus on fee schedule increases and documentation improvements and conversion of several contracts from flat rate contracts to fee-for service contracts.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for 1999 decreased $5.4 million, or 1.0%, to $542.4 million from $547.8 million in 1998. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $26.2 million, or 6.2%, to $450.6 million in 1999 from $424.4 million in 1998. Acquisitions contributed $15.6 million and new contracts obtained through internal sales contributed $27.6 million of the increase. Offsetting the increases was $51.7 million associated with contract terminations during the periods and $14.0 million associated with an affiliate operation that is no longer consolidated in 1999.

     PROFESSIONAL EXPENSES. Professional expenses for 1999 were $430.5 million compared to $430.4 million in 1998. Professional expenses remained essentially flat as increases resulting from normal expected cost increases in professional and medical support costs were offset by the Company no longer recognizing professional expenses of an affiliate operation no longer consolidated in 1999 which incurred $12.0 million of professional expense in 1998. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 79.4% in 1999 from 78.6% in 1998.

     GROSS PROFIT. Gross profit decreased to $111.9 million in 1999 from $117.4 million in 1998, primarily due to the reasons discussed above. Gross profit as a percentage of revenues less provision for uncollectibles declined to 20.6% during 1999 from 21.4% during 1998 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") for 1999 increased to $62.5 million from $58.4 million in 1998. This increase was primarily due to the addition of approximately $2.1 million of stand-alone costs incurred subsequent to the recapitalization in order to replace certain services formerly provided by MedPartners. G&A as a percent of revenues less provision for uncollectibles increased to 11.5% in 1999 from 10.7% in 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1999 increased to $9.9 million from $9.5 million in 1998.

     RECAPITALIZATION EXPENSE AND MANAGEMENT FEE AND OTHER OPERATING
EXPENSES. Recapitalization expense and management fee and other operating expenses for 1999 were $16.5 million compared to $3.8 million in 1998. This increase was primarily due to expenses of $16.0 million incurred in 1999 related to the recapitalization.

     NET INTEREST EXPENSE. Net interest expense in 1999 increased to $20.9 million from $5.3 million in 1998. The increase in net interest expense is due to the Senior Credit Facility and Notes issued on March 12, 1999.

     INCOME TAX EXPENSE. Income tax expenses in 1999 was $1.3 million as compared to income tax expense in 1998 of $15.9 million. The decrease was due primarily to the expenses incurred in the recapitalization as well as the increase in net interest expense.

     NET INCOME. Net income for 1999 was $.8 million as compared to $20.7 million in 1998. This change was primarily due to the factors described above.

     DIVIDENDS ON PREFERRED STOCK. In 1999, the Company accrued $8.1 million of dividends on its outstanding Class A mandatory redeemable preferred stock. No Class A mandatory redeemable preferred stock was outstanding in 1998.

  Year ended December 31, 1998 Compared to the Year ended December 31, 1997

     NET REVENUE. Net revenue for 1998 increased $68.4 million, or 9.3% to $805.4 million from $737.0 million in 1997. During 1998, fee-for-service revenue was 80.2% of net revenue as compared to 79.9% in 1997. Contract revenue represented 18.9% of net revenue in 1998 and 1997. Other revenue represented 0.8% of 1998 revenue and 1.2% of 1997 revenue. The increase in fee-for-service revenue as a percentage of total revenue was primarily a result of rate increases on fee-for-service contracts. Net revenue as a percentage of net revenue less provision for uncollectibles was 147.0% in 1998 as compared to 144.6% in 1997.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $257.6 million in 1998 as compared to $227.4 million in 1997, an increase of $30.3 million or 13.3%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 47.0% in 1998 as compared to 44.6% in 1997. The increase in the provision for uncollectibles is a result of increases in gross charges during 1998 not fully collected as a result of our focus on fee schedule increases and documentation improvements and conversion of several contracts from flat rate contracts to fee-for-service contracts.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for 1998 increased 7.5% to $547.8 million from $509.7 million for 1997. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period throughout the end of the subsequent period, increased $22.6 million, or 5.6% to $424.4 million in 1998 from $401.9 million in 1997. Acquisitions contributed $40.3 million and new contracts obtained through incremental sales contributed $29.0 million of the increase. Offsetting the increases was $55.6 million associated with contracts terminated during the periods. We believe the net loss of contracts is primarily attributable to issues related to the perceived financial condition of MedPartners, uncertainty regarding our potential sale, and the termination of a number of low margin contracts associated with InPhyNet.

     PROFESSIONAL EXPENSES. Professional expenses for 1998 increased 7.8% to $430.4 million from $399.4 million in 1997. This increase was due primarily to the net growth in contracts requiring additional medical professionals as well as expected cost increases in professional and medical support costs. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 78.6% in 1998 from 78.4% in 1997.

     GROSS PROFIT. Gross profit for 1998 increased 6.4% to $117.4 million from $110.3 million in 1997. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 21.4% in 1998 from 21.6% in 1997, primarily due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1998 decreased 9.3% to $58.4 million from $64.4 million in 1997. General and administrative expenses as a percentage of revenues less provision for uncollectibles decreased to 10.7% in 1998 from 12.6% in 1997. The decrease in general and administrative expenses was duly primarily to the ability to grow revenue while eliminating duplicative corporate overhead expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1998 increased to $9.5 million from $6.5 million in 1997. The increase was due primarily to additional depreciation associated with equipment purchases and increases in goodwill amortization associated with acquisitions.

     MERGER EXPENSES, NOVATION PROGRAM EXPENSE ALLOCATION, AND MANAGEMENT
FEES. Merger expenses, Novation Program expense allocation, and Management fees for 1998 decreased to $2.9 million from $26.2 million in 1997. This decrease was primarily due to a combination of the following:

     - a decrease in merger expenses of $13.6 million from 1997 to 1998 associated with acquisitions;

     - an $11.0 million non-recurring charge in 1997 from MedPartners for the Novation Program associated with InPhyNet's professional liability insurance coverage; and

     - an increase of $1.3 million in management fees from 1997 to 1998.

     NET INCOME. Net income for 1998 increased to $20.7 million from $3.7 million in 1997. This increase was primarily due to the factors described above with an offset from an increase of $4.4 million in interest expense from 1997 to 1998. The increase in interest expense was the result of our parent company internally assessing interest on the balance of the intercompany account during 1998 which was not a consistent practice by our parent in 1997. Also offsetting the increase in net income was an increase in income tax expense of $10.1 million from 1997 to 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Historical

     Historically, funds generated from operations, together with funds available from MedPartners, have been sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures. Expansion of the Company's business through acquisitions may require additional funds which, to the extent not provided by internally generated sources, cash, and our senior credit facilities, will require the Company to seek additional external financing.

     As of December 31, 1999, the Company has $103.8 million in working capital, as compared to $98.8 million as of December 31, 1998. The Company's principal sources of liquidity consisted of: (1) cash, cash equivalents, and marketable equity securities aggregating $29.8 million as of December 31, 1999 and $3.5 million as of December 31, 1998; (2) accounts receivable totaling $152.4 million as of December 31, 1999 and $148.4 million as of December 31, 1998; and (3) $49.9 million of borrowing capacity under a revolving line of credit with a syndicate of lenders as of December 31, 1999.

     For the year ended December 31, 1999, $38.0 million in cash was provided by operations resulting from net income and non-cash charges and recapitalization expenses offset by a negative change in operating assets and liabilities. The change in operating assets and liabilities consists of increases in accounts receivable and other assets offset by increases in accounts payable, accrued malpractice and other liabilities. Cash of $15.0 million was used in investing activities for the year ended December 31, 1999, primarily related to purchases of property and equipment and payments under earnout agreements. Cash of $3.4 million was provided by financing activities for the year ended December 31, 1999 as proceeds from borrowings under the senior credit facilities and senior subordinated notes exceeded payments made to MedPartners under the recapitalization and the transaction costs of the recapitalization and the costs of issuing the senior credit facilities and senior subordinated notes. Additionally, the Company repaid $10.9 million of the term loans and other debt during the period.

     For the year ended December 31, 1998, $42.8 million in cash was provided by operations resulting from net income and non-cash charges offset by a negative change in operating assets and liabilities. The change in operating assets and liabilities consists of increases in accounts receivable offset by growth in malpractice reserves and accrued compensation. Cash of $22.9 million was used in investing activities for the year ended December 31, 1998 related to payments for business acquisitions and purchases of property and equipment. Cash of $22.0 million was used in financing activities for the year ended December 31, 1998 due to working capital transfers from MedPartners.

     For the year ended December 31, 1997, $42.5 million in cash was provided by operations resulting from net income combined with non-cash charges offset by a negative change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in accrued compensation and professional liability reserves offset by an increase in accounts receivable, resulting from the start up of several new billing contracts during 1997, as well as a continuation of the delay in fee-for-service reimbursement due to the Health Care Financing Administration's temporary moratorium on issuing provider numbers for independent contractor physicians which began in the middle of 1996. Cash of $34.3 million was used in investing activities for the year ended December 31, 1997 related to payments for merger charges, business acquisitions, and purchases of property and equipment. Cash of $8.3 million was used in financing activities for the year ended December 31, 1997 due to working capital transfers to MedPartners and the repayment of long-term debt.

     We do not expect the impact of merger charges taken in historical periods to be material with regard to results of operations, liquidity or capital resources in the future.

  Following the Recapitalization

     We have significant amounts of scheduled debt payments, including interest and principal repayments on the senior subordinated notes and under the senior bank facilities. In addition, we may be required to make earnout payments assumed by us in connection with the recapitalization. As of December 31, 1999, we believe that the aggregate amount of these earnout payments will not exceed $18.2 million. We intend to fund our future working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under the senior bank facilities. For the year ended December 31, 1999, we generated cash from operations of approximately $38.0 million and made net capital expenditures of approximately $10.6 million.

     We believe that cash flow from operations and availability under the senior bank facilities will provide adequate funds for our working capital needs, planned capital expenditures, potential earnout payments and debt service obligations for approximately one year. Any future acquisitions, joint ventures or similar transactions will likely require additional capital and we cannot assure you that any such capital will be available to us on acceptable terms or at all. Our ability to fund our working capital needs, planned capital expenditures and debt service obligations, to refinance indebtedness and to comply with all of the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000

     Our information technology department consists of an in-house staff of 71 professionals. This department provides support for all of the regional operating units through a centralized, integrated network For selected regional operating units with more complex needs, members of our professional staff are located on site to provide support.

     We support our business operations through a wide area network. Based on the commonality of functions across the business units, the wide area network enhances the support of the business applications, facilitates communication across the enterprise and allows flexibility in addressing changing business needs and technology advancements. In addition, we are in the process of upgrading our core applications to enhance the integration of the business units.

     We have implemented a plan designed to ensure that all application software and hardware used in connection with our management information systems, including internally developed systems and software purchased from outside vendors, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Due to the fact that existing software often defines each year with two digits rather than four digits, our computers that have date-sensitive software may recognize a date using "00" as occurring in the year 1900 rather than the year 2000. This phenomenon could result in abnormalities and inaccuracies and cause a disruption of our operations, including a temporary inability to process customer orders, send invoices or engage in other normal business activities. We spent approximately $1.7 million implementing our year 2000 compliance plan as of December 31, 1999.

     Under the recapitalization agreement, MedPartners agreed to provide us with some transition services. Some of these transition services involve our use of MedPartners' hardware and software systems. Thus, we are subject to the risk that these MedPartners systems are not Year 2000 compliant. In February 1999, we mailed a letter to MedPartners requesting compliance.

     In addition to identifying and remedying our own noncompliant systems, we have requested that each of our customers and suppliers take steps to ensure that their own systems are year 2000 compliant. In February 1999, letters requesting compliance were mailed to each of our customers and suppliers.

  Risks From Year 2000 Issues

     We believe that our year 2000 compliance plan has effectively addressed and remediated our year 2000 issues for our systems. As of the date of this report, we have not experienced any material disruption related to year 2000 issues. Based upon our current assessment of our year 2000 program and the lack of any material disruptions of its internal systems as of the date of this report, Team Health does not expect to experience any significant disruptions to its ability to conduct normal business activities that would have a significant long term effect on the results of its business operations.

  Inflation

     We do not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

  Seasonality

     Historically, our sales and operating results have reflected minimal seasonal variations due to our geographic diversification.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. We do not believe the adoption of SFAS No. 133 will have a significant effect on our results of operations, financial position, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities. Interest swap agreements are used to manage the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. In 1999, the Company received a weighted average rate of 5.5% and paid a weighted average of 5.6% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.6% and the weighted average receive rate is 6.2%, using the rate in effect at December 31, 1999.

     At December 31, 1999, the fair value of the Company's total debt, which has a carrying value of approximately $241.7 million, was approximately $239.2 million. The Company had $139.3 million of variable debt outstanding at December 31, 1999, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If market interest rates for such borrowings averaged 1% more during the fiscal year ended December 31, 2000 than they did during fiscal 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

  Directors and Executive Officers

     Our directors and executive officers are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Lynn Massingale, M.D......................  47    President, Chief Executive Officer and
                                                  Director
Michael Hatcher...........................  49    Chief Operating Officer
Jeffrey Bettinger, M.D....................  50    Executive Vice President, Billing and
                                                  Reimbursement
Stephen Sherlin...........................  54    Executive Vice President, Finance and
                                                  Administration
Robert C. Joyner..........................  52    Executive Vice President, General Counsel
David Jones...............................  32    Chief Financial Officer
Nicholas W. Alexos........................  36    Director
Dana J. O'Brien...........................  44    Director
Kenneth W. O'Keefe........................  33    Director
Timothy P. Sullivan.......................  41    Director
Tyler J. Wolfram..........................  33    Director

     LYNN MASSINGALE, M.D. has been President, Chief Executive Officer and Director of Team Health since its founding in 1994. Prior to that, Dr. Massingale served as President and Chief Executive Officer of Southeastern Emergency Physicians, a major provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

     MICHAEL HATCHER joined Team Health in 1990 and currently serves as Chief Operating Officer. Mr. Hatcher has served as Chief Financial Officer and President of Nutritional Support Services, Ltd. in Knoxville; and as Chief Financial Officer for Cherokee Textile Mills, Inc. in Sevierville, Tennessee and Spindale Mills, Inc. in Spindale, N.C. Mr. Hatcher is a member of the American Institute of Certified Public Accountants and has served as a Board Member for the Center for Services Marketing at the Owen School of Business at Vanderbilt University. Mr. Hatcher is responsible for the Company's operations, including development activities. Mr. Hatcher received a B.S. from the University of Tennessee and an M.B.A. from Vanderbilt University.

     JEFFREY BETTINGER, M.D. has been Executive Vice President, Billing and Reimbursement for Team Health since MedPartners' acquisition of InPhyNet in June 1997. For InPhyNet, Dr. Bettinger directed the Healthcare Financial Services Division since 1992. Dr. Bettinger is a board certified emergency physician and is a fellow of the American College of Emergency Physicians. Dr. Bettinger received an M.D. from Hahnemann Medical College. In February 2000, Dr. Bettinger terminated employment with Team Health.

     STEPHEN SHERLIN joined Team Health in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until February 1996, when he retired for several months prior to joining Team Health, Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin has operations responsibility for accounting, finance, human resources, information technology and risk management. Mr. Sherlin is a graduate of Indiana University. In February 2000, Mr. Sherlin assumed the additional responsibilities of Executive Vice President, Billing and Reimbursement.

     ROBERT C. JOYNER joined Team Health in August 1999 as Executive Vice President and General Counsel. Prior to joining Team Health, Mr. Joyner had a private practice of law from September 1998 to July 1999, and from May 1997 to September 1998 he served as the Senior Vice President and General Counsel for American Medical Providers, a regional physician practice management company. From May 1986 to May 1997, Mr. Joyner served as the Senior Vice President and General Counsel for Paracelsus Healthcare Corporation, a privately held hospital ownership and management company which became public in 1996. Mr. Joyner graduated with a BSBA degree in 1969 and a JD in 1972, both from the University of Florida.

     DAVID JONES has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones is a certified public accountant and is a member of the American Institute of Certified Public Accountants. Mr. Jones received a B.S. in Business Administration from The University of Tennessee in Knoxville.

     NICHOLAS W. ALEXOS became a director in connection with the recapitalization. Prior to co-founding Madison Dearborn Partners, Inc., Mr. Alexos was with First Chicago Venture Capital for four years. Previously, he was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare and food manufacturing industries and currently serves on the Boards of Directors of Milnot Holding Company and Spectrum Healthcare Services, Inc. Mr. Alexos received a B.B.A. from Loyola University and an M.B.A. from the University of Chicago Graduate School of Business.

     DANA J. O'BRIEN became a director in connection with the recapitalization. Mr. O'Brien co-founded Prudential Equity Investors, Inc. in 1984. He and the other principals of Prudential Equity Investors, Inc. co-founded Cornerstone Equity Investors, LLC in 1996. He currently serves on the Boards of Directors of Guardian Care, Inc., International Language Engineering Corp., Interim Healthcare, Inc., Regent Assisted Living, Inc., Specialty Hospital of America, Inc., Spectrum Healthcare Services and VIPS Healthcare Information Solutions. Mr. O'Brien received a B.A. from Hobart College and an M.B.A. from the Wharton School of the University of Pennsylvania.

     KENNETH W. O'KEEFE became a director in connection with the recapitalization. Prior to co-founding Beecken Petty & Company, LLC, Mr. O'Keefe was with ABN AMRO Incorporated and an affiliated entity, The Chicago Dearborn Company, for four years. Previously, he was with The First National Bank of Chicago. Mr. O'Keefe currently serves on the Boards of Directors of Spectrum Healthcare Services, Inc., Same Day Surgery, LLC, and Digineer, Inc. Mr. O'Keefe received a B.A. from Northwestern University and an M.B.A. from the University of Chicago Graduate School of Business.

     TIMOTHY P. SULLIVAN became a director in connection with the recapitalization. Prior to co-founding Madison Dearborn Partners, Inc. Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare industry and currently serves on the Boards of Directors of Milnot Holding Corporation, Path Lab Holdings, Inc. and Spectrum Healthcare Services, Inc. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from Stanford University Graduate School of Business.

     TYLER J. WOLFRAM became a director in connection with the recapitalization. Mr. Wolfram has served as a Managing Director of Cornerstone Equity Investors, LLC since March 1998. From 1993 to March 1998, Mr. Wolfram held various positions in the High Yield Group of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Wolfram currently serves on the Board of Directors of True Temper Sports, Inc. Mr. Wolfram received an A.B. from Brown University and an M.B.A. from the Wharton School of the University of Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 1999 of those persons who served as

          (1) the chief executive officer during 1999 and

          (2) our other four most highly compensated executive officers for 1999 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                COMPENSATION
                                                                   AWARDS
                                  ANNUAL COMPENSATION       ---------------------
                               --------------------------   SECURITIES UNDERLYING    SPECIAL      ALL OTHER        TOTAL
 NAME AND PRINCIPAL POSITION   YEAR    SALARY     BONUS            OPTIONS           BONUS(2)    COMPENSATION   COMPENSATION
 ---------------------------   ----   --------   --------   ---------------------   ----------   ------------   ------------
Lynn Massingale, M.D. .......  1999   $400,000   $200,000               --          $1,445,205    $ 43,055(3)    $2,088,260
  President and Chief          1998    400,000    150,000           60,000(1)(a)            --     107,237(4)       657,237
  Executive Officer
Jeffrey Bettinger, M.D. .....  1999    269,615     66,000               --          $  354,863      27,019(5)       717,497
  Executive Vice President,    1998    219,985     25,000            7,500(1)(a)            --       3,331(6)       248,316
  Billing and Reimbursement
Michael Hatcher..............  1999    250,000    100,000               --          $  403,253     118,291(7)       871,543
  Chief Operating Officer      1998    239,154     80,000           32,400(1)(a)            --      20,865(8)       340,020
Stephen Sherlin..............  1999    175,000     52,500               --          $  282,277       9,303(9)       519,080
  Executive Vice President,    1998    143,608     30,000            3,000(1)(a)            --      5,595(10)       179,203
  Finance and Administration
David Jones..................  1999    154,385     42,000           10,000(1)(b)    $  225,822     73,735(11)       495,942
  Chief Financial Officer      1998    137,231     55,919           13,500(1)(a)            --     16,032(12)       209,182

---------------
 (1)(a) Represents options to acquire shares of MedPartners' common stock granted during 1998 under the MedPartners Option Plan (as defined below).

 (1)(b) Represents options granted during 1999 under the Team Health Option Plan (as defined below).

 (2) This bonus was paid in connection with the sale of Team Health by MedPartners, Inc. Of the aggregate amount of the bonus, the following amounts were withheld from the bonus on a pre-tax basis under a deferred compensation plan and transferred to a rabbi trust. The rabbi trust used these funds to purchase preferred units in Team Health Holdings LLC, Team Health's parent holding company.

Lynn Massingale, M.D. ......................................  $936,495
Jeffrey Bettinger, M.D. ....................................  $284,507
Michael Hatcher.............................................  $323,303
Stephen Sherlin.............................................  $211,079
David Jones.................................................  $168,863

    In addition, the following amounts were withheld from the bonus on an after-tax basis and invested in the common units of Team Health Holdings, LLC.

Lynn Massingale, M.D. ......................................  $   345,315
Jeffrey Bettinger, M.D. ....................................  $    45,512
Michael Hatcher.............................................  $    51,717
Stephen Sherlin.............................................  $    47,170
David Jones.................................................  $    37,552

 (3) Amounts shown reflect premiums paid for life insurance coverage ($12,129), medical insurance ($4,227), estate planning ($5,000), dental insurance ($580), long term disability insurance ($1,480), matching contributions under our 401(k) plan ($4,800), automobile allowance ($9,000), and deferred compensation ($5,840).

 (4) Amounts shown reflect premiums paid for life insurance coverage ($52,428), medical insurance ($1,885), dental insurance ($224) and long term disability insurance ($1,400) and matching contributions under our 401(k) plan ($4,800), automobile allowance ($9,000) and deferred compensation ($37,500).

 (5) Amounts shown reflect premiums paid for life insurance coverage ($360), medical insurance ($6,047), dental insurance ($580), long term disability insurance ($925), matching contribution under our 401(k) plan ($4,800), and automobile allowance ($14,308).

 (6) Amounts shown reflect premiums paid for life insurance coverage ($384), medical insurance ($2,023) and dental insurance ($224) and long term disability insurance ($700).

 (7) Amounts shown reflect premiums paid for life insurance coverage ($360), medical insurance ($8,204), dental insurance ($802), long-term disability insurance ($925), automobile allowance ($6,000), matching contributions under our 401(k) plan ($4,800), and income from exercise of MedPartner's, Inc. stock options of $(97,200).

 (8) Amounts shown reflect premiums paid for life insurance coverage ($480), medical insurance ($2,827), dental insurance ($309) and long-term disability insurance ($4,149) and automobile allowance ($6,000), matching contributions under our 401(k) plan ($4,800) and estate and financial planning benefits ($2,300).

 (9) Amounts shown reflect premiums paid for life insurance coverage ($252), medical insurance ($2,113), dental insurance ($290), long term disability insurance ($648) and automobile allowance ($6,000).

(10) Amounts shown reflect premiums paid for life insurance coverage ($336), medical insurance ($1,885), dental insurance ($224) and long term disability insurance ($612) and automobile allowance ($2,538).

(11) Amounts shown reflect premiums paid for life insurance coverage ($230), health insurance ($5,736), dental insurance ($802), long term disability insurance ($592), automobile allowance ($4,200), matching contributions under our 401(k) plan ($4,800), and income from exercise of MedPartners, Inc. stock options of ($57,375).

(12) Amounts shown reflect premiums paid for life insurance coverage ($269), health insurance ($5,655), dental insurance ($618) and long term disability insurance ($490) and automobile allowance ($4,200) and matching contributions under our 401(k) plan ($4,800).

STOCK OPTION PLANS

     Prior to the recapitalization, each of the Named Executive Officers participated in the MedPartner's Inc. stock option plan (the "MedPartners Option Plan") and each of the Named Executive Officers presently holds options issued under that plan. In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for each of the plans is presented below, as applicable.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the Named Executive Officers during 1999 under the MedPartners Option Plan. The chart below sets forth all options granted to the Named Executive Officers under the Team Health Option Plan during 1999.

                                                                                          POTENTIAL REALIZABLE
                                      INDIVIDUAL GRANTS                                         VALUE AT
                                 ---------------------------                              ASSUMED ANNUAL RATES
                                  NUMBER OF      PERCENT OF                                        OF
                                  SECURITIES       TOTAL                                       STOCK PRICE
                                  UNDERLYING    OPTIONS/SARS                                APPRECIATION FOR
                                 OPTIONS/SARS    GRANTED TO    EXERCISE OF                     OPTION TERM
                                   GRANTED      EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------
             NAME                    (#)        FISCAL YEAR      ($/SH)         DATE       5%($)       10%($)
             ----                ------------   ------------   -----------   ----------   --------    ---------
Lynn Massingale, M.D. .........         --            --             --          --            --           --
Jeffrey Bettinger, M.D. .......         --            --             --          --            --           --
Michael Hatcher................         --            --             --          --            --           --
Stephen Sherlin................         --            --             --          --            --
David Jones....................     10,000         33.33%         $1.50            (1)     $7,162(2)   $17,154(2)

---------------
(1) The options do not have a fixed expiration date.

(2) Calculated assuming an expiration date eight years from the date of grant.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES. The following table sets forth the number of shares acquired and value realized with respect to options exercised during 1999 as well as the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 1999:

                                                                 NUMBERS OF SECURITIES           VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           SHARES ACQUIRED                     OPTIONS AT FISCAL YEAR END          FISCAL YEAR END
NAME                         ON EXERCISE     VALUE REALIZED   (#)EXERCISABLE/UNEXERCISABLE   ($)EXERCISABLE/UNEXERCISABLE
----                       ---------------   --------------   ----------------------------   ----------------------------
Lynn Massingale, M.D. ...          --                --                   80,000/0(1)                 $123,750/0(3)
Jeffrey Bettinger,
  M.D. ..................          --                --                   10,000/0(1)                 $ 15,469/0(3)
Michael Hatcher..........      32,400           $97,200                   10,800/0(1)                 $      0/0
Stephen Sherlin..........          --                                      4,000/0(1)                 $  6,188/0(3)
David Jones..............      13,500           $57,375               4,500/10,000(2)                 $      0/0

---------------
(1) Consists entirely of options granted under the MedPartners Stock Option
    Plan.

(2) Consists of 4,500 options granted under the MedPartners Option Plan prior to 1999 and the 10,000 options granted under the Team Health Option Plan during 1999.

(3) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and $5.06, the fair market value of MedPartners Shares on December 31, 1999. At the closing of the Recapitalization, all options were fully vested and immediately exercisable.

PENSION PLANS

     Substantially all of the salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under our 401(k) plan and we will match such contribution. The matching contribution is equal to 50% of the first 6% of the employee's contribution.

EMPLOYMENT AGREEMENTS

     In connection with the recapitalization transactions, we entered into employment agreements with some members of our senior management. The material terms of these agreements for our Named Executive Officers are summarized below:

                                                              ANNUAL BASE
NAMED EXECUTIVE OFFICER                   TERM                 SALARY(1)                BONUS
-----------------------                   ----                -----------               -----
H. Lynn Massingale, M.D. ...  5 years from March 11, 1999      $400,000      50% of base salary if
                                                                             certain of our financial
                                                                             goals are reached
Michael L. Hatcher..........  5 years from March 11, 1999      $250,000      40% of base salary if
                                                                             certain of our financial
                                                                             goals are reached

NAMED EXECUTIVE OFFICER                SEVERANCE COMPENSATION               NONCOMPETE AGREEMENT
-----------------------                ----------------------               --------------------
H. Lynn Massingale, M.D. .......  If the agreement is terminated      The executive has agreed not to
                                  by us without cause, by the         disclose our confidential
                                  executive with good reason or       information, solicit our
                                  because of the executive's death    employees or contractors or
                                  or disability, the executive        compete with us or interfere
                                  will receive two years of base      with our business for two years
                                  salary and may receive a portion    after his employment with us has
                                  of his bonus.                       been terminated. The agreement
                                                                      provides, however, that the
                                                                      executive may practice medicine
                                                                      at any hospital that we do not
                                                                      staff.
Michael L. Hatcher..............  If the agreement is terminated      The executive has agreed not to
                                  by us without cause, by the         disclose our financial goals are
                                  executive with good reason or       reached confidential
                                  because of the executive's death    information, solicit our
                                  or disability, the executive        employees or contractors or
                                  will receive two years of base      compete with us or interfere
                                  salary and may receive a portion    with our business for two years
                                  of his bonus.                       after his employment with us has
                                                                      been terminated.

                                                              ANNUAL BASE
NAMED EXECUTIVE OFFICER                   TERM                 SALARY(1)                BONUS
-----------------------                   ----                -----------               -----
Jeffrey D. Bettinger,         5 years from March 11, 1999      $250,000      20% of base salary if
  M.D. .....................                                                 certain of our financial
                                                                             goals are reached and an
                                                                             additional 20% of base
                                                                             salary if certain of the
                                                                             financial goals of our
                                                                             affiliates are reached
Stephen Sherlin.............  5 years from March 11, 1999      $175,000      30% of base salary if
                                                                             certain of our financial
                                                                             goals are reached
David P. Jones..............  5 years from March 11, 1999      $140,000      30% of base salary if
                                                                             certain of our financial
                                                                             goals are reached

NAMED EXECUTIVE OFFICER                SEVERANCE COMPENSATION               NONCOMPETE AGREEMENT
-----------------------                ----------------------               --------------------
Jeffrey D. Bettinger, M.D. .....  If the agreement is terminated      The executive has agreed not to
                                  by us without cause or because      disclose our confidential
                                  of the executive's death or         information, solicit our
                                  disability, the executive will      employees or contractors or
                                  receive one year of base salary     compete with us or interfere
                                  and may receive a portion of his    with our business for three
                                  bonus.                              years after his employment with
                                                                      us has been terminated. The
                                                                      agreement provides, however,
                                                                      that after the termination of
                                                                      his employment, the executive
                                                                      may provide consulting services,
                                                                      other than to three of our
                                                                      competitors.
Stephen Sherlin.................  If the agreement is terminated      The executive has agreed not to
                                  by us without cause or because      disclose our confidential
                                  of the executive's death or         information, solicit our
                                  disability, the executive will      employees or contractors or
                                  receive one year of base salary     compete with us of interfere
                                  and may receive a portion of his    with our business for two years
                                  bonus.                              after his employment with us has
                                                                      been terminated.
David P. Jones..................  If the agreement is terminated      The executive has agreed not to
                                  by us without cause or because      disclose our confidential
                                  of the executive's death or         information, solicit our
                                  disability, the executive will      employees or contractors or
                                  receive one year of base salary     compete with us or interfere wit
                                  and may receive a portion of his    our business for two years after
                                  bonus.                              his employment with us has been
                                                                      terminated.

---------------
(1) As may be increased by Team Health from time to time.

TEAM HEALTH, INC. STOCK OPTION PLAN

     Our board of directors has adopted a stock option plan, which provides for the grant to some of our key employees and/or directors of stock options that are non-qualified options for federal income tax purposes. The compensation committee of our board of directors administers the stock option plan. The compensation committee has broad powers under the stock option plan, including exclusive authority (except as otherwise provided in the stock option plan) to determine:

          (1) who will receive awards;

          (2) the type, size and terms of awards;

          (3) the time when awards will be granted; and

          (4) vesting criteria, if any, of the awards.

     Options awarded under the plan are exercisable into shares of our common stock. The total number of shares of common stock as to which options may be granted may not exceed 526,316 shares of common stock. Options may be granted to any of our employees, directors or consultants.

     If we undergo a reorganization, recapitalization, stock dividend or stock split or other change in shares of our common stock, the compensation committee may make adjustments to the plan in order to prevent dilution of outstanding options. The compensation committee may also cause options awarded under the plan to become immediately exercisable if we undergo specific types of changes in the control of our company.

COMPENSATION OF DIRECTORS

     We will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We do not compensate, or have plans to compensate, our directors for services they provide in their capacities as directors. We may, however, elect to do so in the future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Following the recapitalization transactions our board of directors formed a compensation committee comprised of Dana J. O'Brien and Timothy P. Sullivan, neither of whom are officers of Team Health. Mr. O'Brien and Mr. Sullivan are directors of Team Health and principals of Cornerstone Equity Investors, LLC and Madison Dearborn Partners, Inc., respectively. Cornerstone and Madison Dearborn are two of the equity sponsors who participated in the recapitalization.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Team Health Holdings owns 92.7% of our outstanding common stock and voting interests and 94.3% of our outstanding preferred stock. Physician Services owns the remaining 7.3% of our outstanding common stock and voting interests and the remaining 5.7% of our outstanding preferred stock. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

          (1) each person, other than the directors and executive officers of Team Health Holdings, known to Team Health Holdings to own more than 5% of the outstanding membership units of Team Health Holdings and

          (2) certain executive officers and members of the Board of Team Health Holdings.

     Except as otherwise indicated below, each of the following individuals can be reached care of Team Health at 1900 Winston Road, Suite 300, Knoxville, Tennessee 37919.

                                                      PERCENTAGE OF     PERCENTAGE OF
                                                       OUTSTANDING       OUTSTANDING     PERCENTAGE OF
BENEFICIAL OWNER                                     PREFERRED UNITS    COMMON UNITS     VOTING UNITS
----------------                                     ---------------    -------------    -------------
Cornerstone Equity Investors IV, L.P. .............       42.0%             38.1%            38.1%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien
Madison Dearborn Capital Partners II, L.P. ........       42.0              38.1             38.1
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan
Healthcare Equity Partners, L.P....................        2.3               2.1              2.1
  c/o Beecken Petty & Company, L.L.C.
  901 Warranville Road, Suite 205
  Lisle, Illinois 60532
  Attention: Kenneth W. O'Keefe
Certain members of management......................        6.8              15.2             15.2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AGREEMENT

     Under a recapitalization agreement, on March 12, 1999 the Company was acquired by the equity sponsors and members of its management team from MedPartners, Inc. The recapitalization agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the closing date of the recapitalization and various closing conditions, including the execution of a registration rights agreement and stockholders agreement, the obtaining of financing, and the continued accuracy of the representations and warranties.

     Pursuant to the recapitalization agreement, each of MedPartners and Physician Services have indemnified, jointly and severally, subject to certain limitations, Team Health Holdings and Team Health against losses resulting from:

          (1) any misrepresentation or breach of any warranty or covenant of MedPartners or Physician Services contained in the recapitalization agreement, a claim for which is made in most cases within the 18 months following the closing of the recapitalization;

          (2) claims or audits by governmental authorities arising out of the operations of Team Health prior to March 12, 1999; and

          (3) litigation matters specified in a schedule to the recapitalization agreement, including medical malpractice claims specified in a schedule to the recapitalization agreement to the extent not covered by third-party insurance.

     With respect to some matters, we are only indemnified if our losses from all indemnification claims exceed $3.7 million and do not exceed a total of $50 million. There is no basket or limit on the total payments with respect to other specified misrepresentations or breaches of warranties and some litigation matters.

     In addition, each of MedPartners and Physician Services have agreed for a period of five years after March 12, 1999 not to compete with us in any business that provides outsourced staffing and related billing services. Each of MedPartners and Physician Services have also agreed for a period of five years after March 12, 1999 not to solicit employment of our employees.

     Under the recapitalization agreement, MedPartners has agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the recapitalization for which Team Health or any of its subsidiaries or physicians becomes liable. Such insurance policies are for amounts and contain terms and conditions mutually acceptable to MedPartners and Team Health Holdings.

SECURITYHOLDERS AGREEMENTS

     In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Physician Services, and Team Health Holdings and all of its unitholders, entered into two separate securityholders agreements. The securityholders agreements:

          (1) restrict the transfer of the equity interests of Team Health and Team Health Holdings, respectively; and

          (2) grant tag-along rights on certain transfers of equity interests of Team Health and Team Health Holdings, respectively.

     Some of the foregoing provisions of the securityholders agreements will terminate upon the consummation of an initial public offering.

REGISTRATION RIGHTS AGREEMENT

     In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Physician Services, and Team Health Holdings and all of its unitholders, entered into two separate registration rights agreements. Under the registration rights agreements, some of the holders of capital stock owned by Team Health Holdings (with respect to our shares) and Cornerstone, Madison Dearborn and Beecken Petty (with respect to units of Team Health Holdings), respectively, have the right, subject to various conditions, to require us or Team Health Holdings, as the case may be, to register any or all of their common equity interests under the Securities Act of 1933 at our or Team Health Holdings' expense. In addition, all holders of registrable securities are entitled to request the inclusion of any common equity interests of Team Health or Team Health Holdings covered by the registration rights agreements in any registration statement at our or Team Health Holdings' expense, whenever we or the Team Health Holdings propose to register any of our common equity interests under the Securities Act of 1933. In connection with all such registrations, we or the Team Health Holdings have agreed to indemnify all holders of registrable securities against some liabilities, including liabilities under the Securities Act of 1933.

CORPORATE PASS-THROUGH CHARGES

     MedPartners provided certain common services for us and other MedPartners affiliates, including group insurance programs. Many of these services represent services provided by third parties whereby MedPartners incurred the cost of the service on behalf of us. MedPartners charged us for the estimated cost of these services. The costs for these services and/or expenses have been allocated to us by MedPartners based upon certain allocation methodologies determined by MedPartners. Accordingly, there is no assurance that the amounts allocated for such items provided by MedPartners would be indicative of the actual amounts that we would have incurred on a stand-alone basis.

MANAGEMENT SERVICES AGREEMENT

     In connection with the recapitalization, we entered into a management services agreement with Cornerstone, Madison Dearborn and Beecken Petty under which each of Cornerstone, Madison Dearborn and Beecken Petty will agree to provide us with:

          (1) general management services;

          (2) assistance with the identification, negotiation and analysis of acquisitions and dispositions;

          (3) assistance with the negotiation and analysis of financial alternatives; and

          (4) other services agreed upon by us and each of Cornerstone, Madison Dearborn and Beecken Petty.

     In exchange for such services, Cornerstone, Madison Dearborn and Beecken Petty will collectively receive an annual advisory fee of $500,000, plus reasonable out-of-pocket expenses (payable quarterly). Additionally, Cornerstone, Madison Dearborn and Beecken Petty also received a one time transaction fee and reasonable out of pocket expenses in connection with the closing of the recapitalization. The management services agreement has an initial term of 3 years, subject to automatic one-year extensions unless we or Cornerstone, Madison Dearborn or Beecken Petty provides written notice of termination. The management services agreement will automatically terminate upon the consummation of an initial public offering.

NET TRANSFERS TO/FROM PARENTS TO PARENTS' SUBSIDIARIES

     MedPartners and Physician Services have paid some of our third party liabilities. MedPartners and Physician Services have made advances to us to fund operating and investing activities, including acquisitions, net of amounts advanced to MedPartners and Physician Services from operating cash flows generated by us. Such net transfers are included as part of MedPartners' and Physician Services' equity because we were not required to settle these amounts as part of the recapitalization.

CORPORATE EXPENSE ALLOCATION

     Prior to the recapitalization, MedPartners and Physician Services provided some corporate services to us, including legal services, risk management, some employment benefit administration, tax advice and preparation of tax returns, software support services and some financial and other services. These fees were allocated by MedPartners and Physician Services to us and approximate costs incurred. The amounts recorded by us for these allocations in the consolidated and combined financial statements were approximately $1.7 million, $2.9 million and $0 for the years ended December 31, 1997, 1998 and 1999, respectively. The amounts allocated by MedPartners and Physician Services were not necessarily allocated on a basis which approximated our estimated usage of such services, and consequently, were not necessarily indicative of the actual costs which may have been incurred had we operated as an entity unaffiliated with MedPartners or Physician Services.

However, our management believes that the allocation is reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

TEAM HEALTH HOLDINGS AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT

     Cornerstone, Madison Dearborn, Beecken Petty and some of the members of our management (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement. The Limited Liability Company Agreement governs the relative rights and duties of the Members.

     MEMBERSHIP INTERESTS. The ownership interests of the members in Team Health Holdings consist of preferred units and common units. The common units represent the common equity of Team Health Holdings and the preferred units represent the preferred equity of Team Health Holdings. Holders of the preferred units are entitled to return of capital contributions prior to any distributions made to holders of the common units.

     DISTRIBUTIONS. Subject to any restrictions contained in any financing agreements to which Team Health Holdings or any of its affiliates is a party, the board of managers of Team Health Holdings may make distributions, whether in cash, property or securities of Team Health Holdings at any time or from time to time in the following order of priority:

          First, to the holders of preferred units, the aggregate unpaid amount accrued on such preferred units on a daily basis, at a rate of 10% per annum.

          Second, to the holders of preferred units, an amount determined by the aggregate Unreturned Capital (as defined and described in the Limited Liability Company Agreement).

          Third, to the holders of common units, an amount equal to the amount of such distribution that has not been distributed pursuant to clauses First through Second above.

     Team Health Holdings may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the board of managers of Team Health Holdings to be appropriate to enable each holder of units to pay estimated income tax liabilities.

OTHER RELATED PARTY TRANSACTIONS.

     We lease office space for our corporate headquarters from Winston Road Properties, an entity which is owned 50% by Park Med Properties. Two of our executive officers, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $502,000 to Winston Properties in connection with the lease agreement. In addition, Park Med Properties owns a building which houses a medical clinic that is operated by Park Med Ambulatory Care, PC, a joint venture of Team Health. In 1999, Park Med Ambulatory Care, PC paid $79,000 to Park Med Properties in connection with the lease agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1)  Consolidated Financial Statements of Team Health, Inc.

       Report of Ernst & Young LLP, Independent Auditors
        Consolidated Balance Sheets
        Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Changes in Net Invested Capital and
       Stockholders' Equity (Deficit)
        Consolidated Statements Cash Flows
       Notes to the Consolidated Financial Statements

(2) Financial Statements Schedules

     Schedule II -- Valuation and Qualifying Accounts of Team Health, Inc.

     The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits

     See Exhibit Index.

                               TEAM HEALTH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                    CONTENTS

Report of Independent Auditors..............................   50
Consolidated Balance Sheets.................................   51
Consolidated Statements of Operations and Comprehensive
  Income....................................................   52
Consolidated Statements of Changes in Net Invested Capital
  and Stockholders' Equity (Deficit)........................   53
Consolidated Statements of Cash Flows.......................   54
Notes to the Consolidated Financial Statements..............   55

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Team Health, Inc.

     We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive income, net invested capital and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 21(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 1998 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 16 to the financial statements, in 1998 the Company changed its method for accounting for the costs of start-up activities.

                                          /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 9, 2000, except for Note 17
as to which the date is February 23, 2000

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,472    $ 29,820
  Accounts receivable, less allowance for uncollectibles of
     $141,668 and $125,067 at December 31, 1998 and 1999,
     respectively...........................................   148,447     152,376
  Prepaid expenses and other current assets.................     3,100       5,252
                                                              --------    --------
Total current assets........................................   155,019     187,448
Property and equipment, net.................................    14,886      19,570
Intangibles, net............................................    36,958      36,574
Deferred income taxes.......................................        --      86,403
Other.......................................................     3,594      20,455
                                                              --------    --------
                                                              $210,457    $350,450
                                                              ========    ========
LIABILITIES, REDEEMABLE PREFERRED STOCK, NET INVESTED
  CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  7,108    $ 14,185
  Accrued compensation and physician payable................    38,631      39,939
  Other accrued liabilities.................................    10,336      16,740
  Current maturities of long-term debt......................       164      12,776
                                                              --------    --------
Total current liabilities...................................    56,239      83,640
Long-term debt, less current maturities.....................     2,380     228,900
Other non-current liabilities...............................    53,109      18,423
                                                              --------    --------
                                                               111,728     330,963
Commitments and Contingencies
Mandatory redeemable preferred stock........................        --     108,107
Net invested capital........................................    98,729          --
Common Stock, $0.01 par value 12,000 shares authorized,
  10,000 shares issued and outstanding......................        --         100
Retained earnings (deficit).................................        --     (88,720)
                                                              --------    --------
                                                              $210,457    $350,450
                                                              ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Fee for service revenue....................................  $588,712    $646,042    $700,830
Contract revenue...........................................   139,438     152,545     141,129
Other revenue..............................................     8,868       6,816      10,194
                                                             --------    --------    --------
     Net revenue...........................................   737,018     805,403     852,153
Provision for uncollectibles...............................   227,362     257,618     309,713
                                                             --------    --------    --------
     Net revenue less provision for uncollectibles.........   509,656     547,785     542,440
Professional expenses......................................   399,376     430,362     430,530
                                                             --------    --------    --------
     Gross profit..........................................   110,280     117,423     111,910
General and administrative.................................    64,389      58,362      62,467
Depreciation and amortization..............................     6,455       9,464       9,943
Recapitalization expense...................................        --          --      16,013
Merger expense.............................................    13,563          --          --
Novation program expense allocation........................    11,000          --          --
Management fee.............................................     1,660       2,941          --
Other operating expenses...................................       768         871         506
Interest expense, net......................................       886       5,301      20,909
Write down of assets.......................................     2,117       2,992          --
                                                             --------    --------    --------
  Income before income taxes and cumulative effect of a
     change in accounting principle........................     9,442      37,492       2,072
Income tax expense.........................................     5,761      15,883       1,250
                                                             --------    --------    --------
  Income before cumulative effect of a change in accounting
     principle.............................................     3,681      21,609         822
Cumulative effect of a change in accounting principle, net
  of taxes of $559.........................................        --         912          --
                                                             --------    --------    --------
     Net income............................................     3,681      20,697         822
Dividends on preferred stock...............................        --          --       8,107
                                                             --------    --------    --------
     Net income (loss) available to common stockholders....     3,681      20,697      (7,285)
                                                             --------    --------    --------
Other comprehensive income:
  Unrealized gains on securities...........................       147         645          --
  Reclassification for gains included in net income........        --        (493)         --
  Income tax expense.......................................       (56)       (245)         --
                                                             --------    --------    --------
     Other comprehensive income (loss).....................        91         (93)         --
                                                             --------    --------    --------
Comprehensive income (loss)................................  $  3,772    $ 20,604    $ (7,285)
                                                             ========    ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
            NET INVESTED CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           NET       COMMON STOCK
                                                        INVESTED    ---------------   RETAINED
                                                         CAPITAL    SHARES   AMOUNT   DEFICIT
                                                        ---------   ------   ------   --------
                                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996..........................  $  97,596       --    $ --    $     --
  Beginning balance of immaterial poolings of
     interests entities...............................        377       --      --          --
  Management fees.....................................      1,660       --      --          --
  Changes in tax accounts, included in net invested
     capital..........................................      1,126       --      --          --
  Net transfers from parents and parents'
     subsidiaries.....................................     (8,138)      --      --          --
  Net income..........................................      3,681       --      --          --
  Other comprehensive income..........................         91       --      --          --
                                                        ---------   ------    ----    --------
BALANCE AT DECEMBER 31, 1997..........................     96,393       --      --          --
  Management fees.....................................      2,941       --      --          --
  Changes in tax accounts, included in net invested
     capital..........................................     19,092       --      --          --
  Net transfers to parents and parents'
     subsidiaries.....................................    (40,301)      --      --          --
  Net income..........................................     20,697       --      --          --
  Other comprehensive loss............................        (93)      --      --          --
                                                        ---------   ------    ----    --------
BALANCE AT DECEMBER 31, 1998..........................     98,729       --      --          --
  Changes in tax accounts, included in net invested
     capital..........................................      3,131       --      --          --
  Net transfers to parents and parents'
     subsidiaries.....................................      2,507       --      --          --
  Net income from January 1, 1999 to date of
     recapitalization.................................      7,092       --      --          --
  Recapitalization....................................   (111,459)  10,000     100     (74,343)
  Dividends on preferred stock........................         --       --      --      (8,107)
  Net loss from recapitalization date to December 31,
     1999.............................................         --       --      --      (6,270)
                                                        ---------   ------    ----    --------
BALANCE AT DECEMBER 31, 1999..........................  $      --   10,000    $100    $(88,720)
                                                        =========   ======    ====    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1998         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $   3,681    $  20,697    $     822
  Adjustments to reconcile net income:
    Depreciation and amortization...........................      6,455        9,464        9,943
    Amortization of deferred financing costs................         --           --        1,421
    Provision for uncollectibles............................    227,362      257,618      309,713
    Deferred income taxes...................................         --           --      (10,406)
    Pre-recapitalization income tax expense.................         --           --        3,131
    Write down of assets....................................      2,117        2,992           --
    Novation program expense allocation.....................     11,000           --           --
    Loss (gain) on sale of equipment........................        947         (463)          68
    Merger expenses.........................................     13,563           --           --
    Management fees.........................................      1,660        2,941           --
    Recapitalization expense................................         --           --       16,013
    Cumulative effect of change in accounting principle.....         --        1,471           --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................   (244,544)    (272,581)    (314,597)
      Prepaids and other assets.............................      3,914        7,191       (1,964)
      Accounts payable......................................      1,454       (1,394)       7,077
      Accrued compensation and physician payable............     13,280        5,245        1,308
      Other accrued liabilities.............................    (11,031)        (555)       6,329
      Professional liability reserves.......................     12,617       10,217        9,159
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................     42,475       42,843       38,017
INVESTING ACTIVITIES
  Purchases of property and equipment.......................  $  (7,474)   $  (5,015)   $ (10,615)
  Sale of property and equipment............................      1,385        1,084           29
  Transfers of equipment....................................      2,252           --           --
  Cash paid for merger costs................................    (12,711)      (1,071)        (316)
  Cash paid for acquisitions, net...........................    (15,726)     (16,658)      (3,952)
  Additions to intangibles..................................     (2,065)        (605)          --
  Other investing activities................................         --         (599)        (184)
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................    (34,339)     (22,864)     (15,038)
FINANCING ACTIVITIES
  Payments on notes payable.................................     (1,396)        (766)     (10,868)
  Proceeds from notes payable...............................        153           --      250,000
  Payments of deferred financing costs......................         --           --      (11,496)
  Redemption of common stock in connection with
    recapitalization........................................         --           --     (210,761)
  Payments of recapitalization expense......................         --           --      (16,013)
  Net transfers (to) from parents and parents
    subsidiaries............................................     (8,138)     (40,301)       2,507
  Change in tax accounts, included in net invested
    capital.................................................      1,126       19,092           --
                                                              ---------    ---------    ---------
Net cash (used in) provided by financing activities.........     (8,255)     (21,975)       3,369
                                                              ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents............       (119)      (1,996)      26,348
Cash and cash equivalents, beginning of year................      5,550        5,468        3,472
Cash and cash equivalents, beginning of year for immaterial
  poolings of interests entities............................         37           --           --
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $   5,468    $   3,472    $  29,820
                                                              =========    =========    =========
Supplemental cash flow information:
Interest paid...............................................  $     600    $     400    $  16,941
                                                              =========    =========    =========
Taxes paid..................................................  $   4,700    $  11,146    $   6,421
                                                              =========    =========    =========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The Company believes Team Health is among the largest national providers of outsourced physician staffing and administrative services to hospitals and clinics in the United States. The Company's regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. The Company provides a full range of physician staffing and administrative services, including the: (i) staffing, recruiting and credentialing of clinical and non-clinical medical professionals;
(ii) provision of administrative support services, such as payroll, insurance coverage and continuing education services; and (iii) billing and collection of fees for services provided by the medical professionals.

     Team Health, Inc. was incorporated in March 1994. In June 1995, Team Health, Inc. merged with Pacific Physician Services, Inc. ("Physician Services"). In February 1997, MedPartners, Inc. ("MedPartners") combined with Physician Services in a business combination accounted for as a pooling-of-interest by MedPartners. In June 1997, MedPartners combined with InPhyNet Medical Management, Inc. ("InPhyNet") in a business combination accounted for as a pooling-of-interests by MedPartners.

     Effective March 12, 1999, the Company was recapitalized in a transaction between the Company, MedPartners and Team Health Holdings, LLC, which is owned by certain equity sponsors and certain members of the Company's senior management. In the recapitalization, the following simultaneous transactions were effected:

          1. The Company issued 150,492,443 shares of new $0.01 par value common stock and 100,000 new shares of class A redeemable preferred stock, which are subject to mandatory redemption on December 31, 2009 at $1,000 per share;

          2. Team Health Holdings, LLC purchased from MedPartners 9,267,273 shares of the Company's $0.01 par value common stock and 94,229.1 shares of the Company's class A redeemable preferred stock for $108.2 million;

          3. Using funds from the Company's Senior Subordinated Notes and Term Loan Facility, the Company redeemed and retired 140,492,443 shares of the Company's $0.01 par value common stock from MedPartners for $210.7 million;

          4. MedPartners assumed approximately $49.3 million for all medical malpractice liabilities originating prior to the recapitalization;

          5. The Company made an election that caused the transaction to be treated as a sale of assets for tax purposes, and recognized an increase in its deferred tax assets of approximately $51.1 million; and

          6. The Company paid $8.7 million to certain members of the Company's management on behalf of MedPartners for accrued management bonuses owed by MedPartners to those members of the Company's management.

     As a result of the recapitalization, Team Health Holdings, LLC owns 92.7% of the Company's $0.01 par value common stock and 94.3% of the Company's class A redeemable preferred stock with MedPartners owning the remaining outstanding securities.

     Total financial, legal, accounting and other costs of the recapitalization amounted to approximately $28.1 million. Of these costs, $16.0 million was expensed at the date of the recapitalization. Financing costs of $12.1 million associated with the senior Subordinated Notes and Term Loan Facility were capitalized and will be amortized over the term of the debt.

                               TEAM HEALTH, INC.

     Prior to the recapitalization, all equity accounts of the Company were combined and reported as Net Invested Capital on the consolidated financial statements due to the Company's status as a subsidiary of MedPartners.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as its majority-owned subsidiary. All significant intercompany and inter-affiliate accounts and transactions have been eliminated.

     The Company consolidates its subsidiaries in accordance with the nominee shareholder model of EITF 97-2. The Company's arrangements with the professional corporations ("PC") are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC to any person, at any time, it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer in ownership. The Company provides staffing services to its client hospitals through a management services agreement between a subsidiary of Team Health and the PCs.

  Cash and Cash Equivalents

     Cash and cash equivalents, which are highly liquid investments with maturities of three months or less when acquired, consists primarily of funds on deposit in commercial banks. The Company places its cash and cash equivalents in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

  Accounts Receivable

     Accounts receivable are primarily amounts due from hospitals and clinics, amounts due from third-party payors, such as insurance companies, self-insured employers and government-sponsored health care programs, i.e. Medicare and Medicaid, and amounts due from patients. Accounts receivable include an allowance for uncollectibles, which is charged to operations based on an evaluation of potential losses. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of contracting hospitals, patients, payors, and by the geographic dispersion of the Company's operations.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, which generally range from 3 to 10 years for furniture and equipment, from 3 to 5 years for software and from 10 to 40 years for buildings and leasehold improvements. Property under capital lease is amortized using the straight-line method over the life of the respective lease, and amortization of property under capital leases is included with depreciation expense.

  Intangible Assets

     The majority of intangible assets relate to the fair value of the contracts of the medical groups acquired, which are being amortized over a period of 8 years. Contracts acquired totaled $24,966,000 and $26,167,000 and accumulated amortization totaled $2,965,000 and $6,162,000 at December 31, 1998 and 1999, respectively.

                               TEAM HEALTH, INC.

     Goodwill, which represents costs in excess of net assets acquired, is being amortized on a straight-line basis over 15 to 20 years. Goodwill totaled $16,881,000 and $19,537,000 and accumulated amortization totaled $2,178,000 and $3,158,000 at December 31, 1998 and 1999, respectively.

     Costs of non-compete agreements totaled $325,000 at December 31, 1998 and 1999, and accumulated amortization totaled $70,000 and $135,000 at December 31, 1998 and 1999, respectively.

     The carrying value of goodwill and other intangibles is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows. During 1998, the Company deemed that a portion of goodwill was impaired as indicated by a loss of contracts that resulted in recurring losses from operations. Accordingly, the goodwill was reduced to fair value by recording an impairment charge of $2,992,000 during 1998.

  Other Assets

     Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. Deferred financing costs totaled $12,069,000 and accumulated amortization totaled $1,421,000 at December 31, 1999.

  Risk Management

     Although Team Health does not principally engage in the practice of medicine or provide medical services, the Company requires the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. Team Health typically provides claims-made coverage of $1,000,000 per incident and $3,000,000 annual aggregate per physician to affiliated physicians and other healthcare practitioners. In addition, Team Health obtains claims-made coverage of $1,000,000 per incident and $50,000,000 for all incidents during the policy period. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

     Professional liability insurance expense consists of premium cost, an accrual to establish reserves for future payments under the self-insured retention component, and an accrual to establish a reserve for future claims incurred but not reported.

     In connection with the recapitalization, MedPartners retained the risk for all medical malpractice claims originating prior to the recapitalization. As a result, approximately $49.3 million of professional liability was transferred to MedPartners.

  Other Noncurrent Liabilities

     Other noncurrent liabilities consists primarily of professional liability insurance reserves with a balance of $49,700,000 and $9,434,000 at December 31, 1998 and 1999, respectively. In addition, a deferred compensation liability is included with a balance of $3,412,000 and $8,989,000 at December 31, 1998 and 1999, respectively.

  Net Revenue

     Revenues are recorded in the period the services are rendered as determined by the respective contract with the healthcare providers. Revenues are reported at net realizable amounts from patients, third-party payors and other payors.

     Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of the charges for medical services rendered by the Company's contracted

                               TEAM HEALTH, INC.

and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payments from patients or their third party payors. Fee for service revenue is reported net of contractual adjustments and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

     Contract revenue represents revenue generated under contracts in which the Company provides physician and administrative services in return for a contractually negotiated fee. Contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement.

     Other revenue consists primarily of revenue from management and billing services provided to outside parties.

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to manage its interest rate exposure on its Senior Term Loan Facility. The differential to be paid or received is recognized over the life of the agreement as an adjustment to net interest expense. The fair value of the swap agreements and the changes in the fair value are not recognized in the financial statements.

  Recently Issued Accounting Pronouncements

     In June 1999, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the results of operations, financial position, or cash flows of the Company.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

     In July 1997, the Company acquired certain assets of an emergency department staffing company for $1.7 million. In August 1997, the Company acquired certain assets of an emergency department staffing company for two promissory notes of $4.5 and $0.6 million. In November 1997, the Company acquired certain assets of an emergency department staffing company for $1.7 million, and may have to pay up to $1.9 million in future contingent payments. The future contingent payments are deferred payments of purchase price that are based on the acquisitions achieving certain targets agreed to in the respective acquisition agreements. In November 1997, the Company acquired certain assets of a radiology group for $9.0 million, and may have to pay up to $2.5 million in future contingent payments.

     In January 1998, the Company acquired the stock of an emergency department staffing company for $3.0 million, and may have to pay up to $2.1 million in future contingent payments. In March 1998, the Company acquired certain operating assets an emergency department staffing company for $5.0 million, and may have to

                               TEAM HEALTH, INC.

pay up to $8.0 million in future contingent payments. In June 1998, the Company acquired the stock of an emergency department staffing company for $3.5 million, and may have to pay up to $2.4 million in future contingent payments. In August 1998, the Company acquired certain operating assets of an emergency department staffing company for $3.6 million, and may have to pay up to $3.2 million in future contingent payments.

     In August 1999, the Company acquired certain operating assets of a primary care clinic for $1.3 million and may have to make up to $0.8 million in future contingent payments. During 1999, the Company also made payments of approximately $2.7 million with respect to contingent payments established as a result of certain 1997 and 1998 acquisitions. These amounts represent payments of purchase price and have been recorded to goodwill. The amounts are being amortized over their remaining useful lives.

     The 1997, 1998 and 1999 acquisitions are summarized as follows (in thousands):

                                                          1997       1998       1999
                                                         -------    -------    ------
Fair value of net operating assets acquired
  (liabilities
  assumed).............................................  $   844    $(1,137)   $   96
Fair value of contracts acquired.......................   11,135     13,831        --
Goodwill...............................................    5,571      2,284     3,856
                                                         -------    -------    ------
Cost of acquisitions...................................  $17,550    $14,978    $3,952
                                                         =======    =======    ======

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of acquired businesses are included in the accompanying consolidated and combined financial statements from their respective dates of acquisition.

     The following unaudited pro forma information reflects the results of operations of the Company as if the acquisitions that occurred during each of those three years had occurred as of the first day of the fiscal year immediately preceding the year each acquisition was made (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
Net revenue........................................  $794,900    $831,124    $855,142
Income before income taxes.........................    14,466      39,302       2,443
Net income.........................................     6,796      21,840       1,045

     These pro forma results of operations have been prepared for comparative purposes only, and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective fiscal years, or results which may occur in the future.

4.  MERGERS

     MedPartners merged with several physician groups that were combined with Team Health operations during 1997 in transactions that were accounted for as poolings of interests. The following chart summarizes these transactions:

                                                  EFFECTIVE DATE    NUMBER OF MEDPARTNERS'
ACQUIRED ENTITY                                     OF POOLING           SHARES ISSUED
---------------                                   --------------    -----------------------
Fischer Mangold ("FM")..........................  June 30, 1997           2.0 million
InPhyNet Medical Management, Inc.
  ("InPhyNet")..................................  June 30, 1997          19.4 million

     During the second half of 1997, MedPartners combined the Hospital Services operations of InPhyNet with Team Health operations. As a result of the combination with the Hospital Services division in 1997, the Company wrote down approximately $2.1 million in assets.

                               TEAM HEALTH, INC.

     Merger costs totaling $13.6 million were incurred as a direct result of the mergers in 1997. As a result of these transactions, the Company terminated a total of 26 employees, and closed a corporate office with respect to the FM merger and a billing company with respect to the Hospital Services operations. The closings were completed in the second half of 1997 and 1998. Payments of the 1997 merger expense are as follows:

                                                           1997       1998      1999
                                                          -------    -------    -----
Accrued merger costs at January 1.......................  $    --    $ 2,328    $ 327
Merger expense for 1997.................................   13,563         --       --
Investment banking and professional fees paid...........   (5,979)      (837)     (95)
Severance costs and related benefits paid...............   (5,256)    (1,164)    (221)
                                                          -------    -------    -----
Accrued merger costs at December 31.....................  $ 2,328    $   327    $  11
                                                          =======    =======    =====

     A portion of the payments were made by MedPartners on behalf of the Company. These amounts are included in net transfers (to) from parents' and parents' subsidiaries in the Company's consolidated and combined statements of cash flows for the respective years.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Buildings and leasehold improvements........................  $  2,149    $  3,381
Furniture and equipment.....................................    38,686      43,138
Software....................................................     1,714       5,771
Less accumulated depreciation...............................   (27,663)    (32,720)
                                                              --------    --------
                                                              $ 14,886    $ 19,570
                                                              ========    ========

     Depreciation expense 1997, 1998 and 1999 was approximately $4.4 million, $4.1 million and $5.7 million.

6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              ------    --------
12% Senior Subordinated Notes...............................  $   --    $100,000
Term Loan Facility..........................................      --     139,300
Other debt..................................................   2,544       2,376
                                                              ------    --------
                                                               2,544     241,676
                                                              ------    --------
Less current portion........................................    (164)    (12,776)
                                                              ------    --------
                                                              $2,380    $228,900
                                                              ======    ========

     In connection with the recapitalization, the Company issued $100.0 million of 12% senior subordinated notes due March 15, 2009. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 12% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

                               TEAM HEALTH, INC.

     Beginning March 15, 2004, the Company may redeem some or all of the Notes at any time at various redemption prices. The Notes were issued under an indenture with a Trustee that contains affirmative and negative covenants. As further discussed in Note 17, the Company issued publicly registered debt and exchanged the Notes for the newly registered debt.

     In connection with its recapitalization, the Company entered into the Term Loan Facility agreement with a syndicate of financial institutions. The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million 5-year term loan A facility and a $90.0 million 6-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC and all subsidiaries of the Company.

     The Term Loan Facility agreement contains limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios.

     Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at December 31, 1999 were 9.3% and 9.8% for the term loans A and B, respectively. The Company pays a commitment fee on the revolving credit facility, which was equal to 0.50% at December 31, 1999. No funds have been borrowed under the revolving credit facility as of December 31, 1999, but the Company established a $0.1 million standby letter of credit against the revolving credit facility on May 5, 1999.

     The other long-term debt related to acquisitions, payable in varying amounts through 2000, with effective interest rates ranging form 7.50% to 10.80%.

     Aggregate maturities of long-term debt at December 31, 1999 (in thousands) are as follow:

  2000............................................  $ 12,776
  2001............................................    12,322
  2002............................................    15,624
  2003............................................    16,526
  2004............................................    66,053
  Thereafter......................................   118,375
                                                    --------
                                                    $241,676
                                                    ========

     Interest rate swap agreements are used to manage the Company's interest rate exposure on the term loans. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. In 1999, the Company received a weighted average rate of 5.5% and paid a weighted average of 5.6% on the swaps. These agreements expose Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

7. MANDATORY REDEEMABLE PREFERRED STOCK

     During 1999, the Company issued to its former parent 100,000 shares of class A redeemable preferred stock and 150,492,442.67 shares of new common stock in return for 100 shares of its existing common stock. The preferred stock is subject to mandatory redemption on December 31, 2009 at a redemption price equal to

                               TEAM HEALTH, INC.

$1,000 per share plus all accrued and unpaid dividends. The preferred stock accrues cumulative preferential dividends from the date of issuance in the amount of 10% per year. As of December 31, 1999, approximately $8.1 million in dividends have been accrued.

8. NET INVESTED CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)

     Prior to the recapitalization, MedPartners and its subsidiaries net investment in Team Health was shown as net invested capital in lieu of stockholder's equity. Net transfers to/from parents and parents' subsidiaries includes liabilities paid on behalf of the Company, advances to the Company to fund operating and investing activities, and operating cash flows generated by the Company advanced to the parent companies. The Company was charged management fees by its parent companies for providing certain corporate services to the Company, including legal services, risk management, certain employment benefit administration, tax advice and preparation of tax returns, software support services and certain financial and other services. These management fees were estimated based on the value of services provided by MedPartners and allocated to the Company and approximate costs incurred. The Company was charged interest on a portion of its net balance payable to its parent companies. Interest expense charged to Team Health was $0.9, $5.3 and $0.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

9. STOCK OPTIONS

     The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (ABP 25), and related Interpretations in accounting for its stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

     In March 1999, the Company adopted the 1999 Stock Option Plan (the Plan). Under the Plan, options to purchase shares may be granted to employees, consultants and directors of the Company, and 526,316 shares of common stock have been reserved for issuance. At December 31, 1999, options for 30,000 shares of the Company's stock have been granted. The options have an exercise price of $1.50 and vest at the end of an eight-year vesting period, but which allow for the possible acceleration of vesting if certain performance related criteria are met. At December 31, 1999, none of the options are exercisable, and the Company has options representing 496,316 shares available for future grant.

     Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of the options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: dividend yield of 0%; expected life of 8 years; and risk free interest rate of 5.38%. The estimated fair value of the options granted using the minimum value option pricing model was $0.52 per option. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which would have had an immaterial effect on the Company's 1999 net income.

10. INCOME TAXES

     Prior to the recapitalization, the Company filed as part of the consolidated federal tax return of MedPartners. As a result, the provision for income taxes was calculated and allocated to the Company from MedPartners.

                               TEAM HEALTH, INC.

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
Current:
  Federal..........................................  $ 14,562    $ 27,590    $ 10,199
  State............................................     2,762       4,500       1,457
                                                     --------    --------    --------
                                                       17,324      32,090      11,656
Deferred:
  Federal..........................................    (9,696)    (13,935)     (9,105)
  State............................................    (1,867)     (2,272)     (1,301)
                                                     --------    --------    --------
                                                      (11,563)    (16,207)    (10,406)
                                                     --------    --------    --------
                                                     $  5,761    $ 15,883    $  1,250
                                                     ========    ========    ========

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998       1999
                                                          ------    -------    ------
Tax at statutory rate...................................  $3,305    $13,122    $  725
State income tax (net of federal tax benefit)...........     582      1,448       101
Amortization and goodwill write-off.....................      --      1,480        --
Merger expense..........................................   2,711         --        --
Income not taxed at corporate level.....................    (935)        --        --
Other...................................................      98       (167)      424
                                                          ------    -------    ------
                                                          $5,761    $15,883    $1,250
                                                          ======    =======    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the recapitalization, the Company made an election that caused the transaction to be treated as a sale of assets for tax purposes, and recognized an increase in its deferred tax assets of approximately $51.1 million. The components of the Company's deferred tax assets and liabilities were included in net invested capital prior to the recapitalization and were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Deferred tax assets:
  Accounts receivable.......................................  $10,923    $ 3,420
  Accrual and other reserves................................      943        322
  Amortization and depreciation.............................       --     76,983
  Merger/acquisition costs..................................    3,945         --
  Net operating loss carryforward...........................    5,294         --
  Deferred compensation accrual.............................      649      2,093
  Accrued compensation......................................    1,687         --
  Malpractice...............................................    4,639      3,585
  Other.....................................................    1,351         --
                                                              -------    -------
          Total deferred tax assets.........................  $29,431    $86,403
                                                              -------    -------

                               TEAM HEALTH, INC.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Deferred tax liabilities:
  Book over tax amortization and depreciation...............     (105)        --
  Change in accounting method from cash to accrual..........   (1,375)        --
  Other.....................................................   (3,071)        --
                                                              -------    -------
Total deferred tax liabilities..............................   (4,551)        --
                                                              -------    -------
Net deferred tax assets (liabilities).......................  $24,880    $86,403
                                                              =======    =======

12. RETIREMENT PLANS

     The Company's employees participated in various employee benefit plans sponsored by the Company and the Company's parent affiliates. The plans primarily are defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's and the Company's parent affiliate plans. The Company's contributions to the plans were approximately $0.5 million, $1.2 million, and $3.5 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Effective January 1, 1998, the Board of Directors of MedPartners approved a retirement savings plan for employees and affiliates. Effective October 1, 1999, the Company approved its new retirement savings plan for employees and affiliates. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation, in any calendar year.

     The Company has acquired two deferred compensation plans in connection with its 1997 mergers. As of December 31, 1998 and 1999, the aggregate deferred compensation payable was approximately $4.1 million and $3.8 million, respectively.

     In connection with the recapitalization, the Company established a deferred compensation plan and related Rabbi Trust for the benefit of certain members of the Company's senior management. The Company funded the Rabbi Trust with $5.5 million at the date of the recapitalization. The Rabbi Trust used these funds to purchase preferred units in Team Health Holdings, LLC. The deferred compensation liability and the investment of the Rabbi Trust are carried as a long-term liability and a long term asset of approximately $5.9 million at December 31, 1999.

13. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office space for primary terms of one to seven years with options to renew for additional periods. Future minimum payments due on these non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

2000...............................................  $ 5,270
2001...............................................    4,672
2002...............................................    2,881
2003...............................................    1,438
2004...............................................    1,103
Thereafter.........................................    4,669
                                                     -------
                                                     $20,033
                                                     =======

                               TEAM HEALTH, INC.

     Rent expense under operating leases was approximately $5.8 million, $5.7 million and $5.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Litigation

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on the operating results and financial condition of our company. Moreover, in connection with the recapitalization, subject to certain limitations, MedPartners and Physician Services have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the recapitalization transactions for which Team Health or any of its subsidiaries or physicians becomes liable.

     In July 1998, a lawsuit was filed against EmCare, Inc. and InPhyNet Medical Management, Inc. and several other unrelated defendants in the United States District Court for the District of Kansas. The case is captioned United States ex rel. George R. Schwartz v. EmCare, Inc. and InPhyNet Management, Inc. et al. The plaintiff in that case, George R. Schwartz, alleges that, based on Management Services contracts, InPhyNet and others had inappropriate financial relationships with hospital emergency department and urgent care center physicians and engaged in inappropriate billing practices in violation of the False Claims Act and the Medicare Anti-kickback Law as well as various other statutes. In his Fourth Amended Complaint, the plaintiff is seeking, among other relief,

          (1) an order that InPhyNet cease and desist from violating civil and criminal provisions of the federal False Claims Act, the assignment provisions of the Social Security Act, the Medicare federal anti-kickback statute, the mail fraud statute, and the Racketeer Influence and Corrupt Organization Act;

          (2) three times the amount of damages sustained by the United States government, an amount which is indeterminable at this time;

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

          (4) costs and attorneys' fees.

     If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the recapitalization, subject to some limitations, MedPartners and Physician Services have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The case has been stayed until the earlier of June 30, 2000 or 21 days after the issuance of an opinion by the United States Supreme Court in United States ex rel. Stevens v. Vermont Agency of Natural Resources, which may address whether private persons have standing to bring qui tam actions alleging claims of fraud upon the government.

                               TEAM HEALTH, INC.

  Contingent Acquisition Payments

     As of December 31, 1999, the Company may have to pay up to $18.2 million in future contingent payments as additional consideration for its 1997, 1998 and 1999 acquisitions. These payments will be made and recorded as purchase price should the acquired companies achieve the provisions provided in the respective agreements.

14. RELATED PARTY TRANSACTIONS

     The Company leases office space from several partnerships that are partially or entirely owned by employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total rent paid was approximately $2.0 million, $1.3 million and $1.3 million in 1997, 1998 and 1999, respectively.

     The Company has contractual arrangements with billing and collection service companies that are owned or partially owned by employees of the Company. The majority of these arrangements were assumed as part of merger or purchase transactions. Billing fees paid for these services were $2.2 million, $3.5 million and $3.2 million in 1997, 1998 and 1999, respectively.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash
equivalents:                     The carrying amount reported in the balance
                                 sheets for cash and cash equivalents
                                 approximates its fair value.

     Accounts receivable:        The carrying amount reported in the balance
                                 sheets for accounts receivable approximates its fair value.

     Long-term debt:             The fair value of the Company's Term Loan
                                 Facility is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the Term Loans approximate the fair value.
                                 The fair value of the 12% Senior Subordinated
                                 Notes at December 31, 1999 is approximately
                                 $97.5 million based on quoted market prices.

     Interest rate swap:         The fair value of the Company's interest rate
                                 swap agreements is an asset of approximately
                                 $1.1 million at December 31, 1999 based on quoted market prices for similar interest rate contracts.

16. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1998, the Company wrote off approximately $1.5 million in organizational and development costs in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities." This is accounted for as a cumulative effect of change in accounting principle.

17. SUBSEQUENT EVENT

     Effective January 19, 2000, the Company offered to exchange its outstanding 12% Senior Subordinated Notes due 2009 for new publicly registered 12% Senior Subordinated Notes due March 15, 2009 (the "New Notes"). Effective February 23, 2000, 100% of the outstanding Notes were exchanged for New Notes. The terms of the New Notes are identical in all significant respects to the terms of the Notes, except that the Notes differed with respect to restrictions on transfer and registration rights.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on March 29, 2000.

                                          TEAM HEALTH, INC.

                                          /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                          H. Lynn Massingale,
                                          Chief Executive Officer

                                          /s/ DAVID JONES
                                          --------------------------------------
                                          David Jones,
                                          Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 29, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

                                          TEAM HEALTH, INC.

                                          /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                          H. Lynn Massingale, M.D.
                                          President and Chief Executive Officer
                                          and Director

                                          /s/ DANA J. O'BRIEN
                                          --------------------------------------
                                          Dana J. O'Brien
                                          Director

                                          /s/ TIMOTHY P. SULLIVAN
                                          --------------------------------------
                                          Timothy P. Sullivan
                                          Director

                                          /s/ TYLER WOLFRAM
                                          --------------------------------------
                                          Tyler Wolfram
                                          Director

                                          /s/ NICHOLAS W. ALEXOS
                                          --------------------------------------
                                          Nicholas W. Alexos

                                 EXHIBIT INDEX

 2.1 Recapitalization Agreement dated January 25, 1999 by and among Team Health, Inc., MedPartners, Inc., Pacific
       Physician Services, Inc. and Team Health Holdings, L.L.C.*
 3.1 Articles of Amendment to the Articles of Incorporation of Alliance Corporation dated January 15, 1997.*
 3.2   By-laws of Alliance Corporation.*
 3.3   Articles of Incorporation of Emergency Management
       Specialists, Inc. dated August 12, 1983.*
 3.4   By-laws of Emergency Management Specialists, Inc.*
 3.5   Articles of Incorporation of EMSA South Broward, Inc. dated
       December 3, 1996.*
 3.6   By-laws of EMSA South Broward, Inc.*
 3.7   Articles of Incorporation of Herschel Fischer, Inc. dated
       February 18, 1997.*
 3.8   By-laws of Herschel Fischer, Inc. dated February 21, 1997.*
 3.9   Articles of Incorporation of IMBS, Inc. dated November 30,
       1995.*
 3.10  By-laws of IMBS, Inc.*
 3.11  Articles of Incorporation of InPhyNet Hospital Services,
       Inc. dated November 30, 1995.*
 3.12  By-laws of InPhyNet Hospital Services, Inc.*
 3.13  Certificate of Amendment of Certificate of Incorporation of
       InPhyNet Medical Management Institute, Inc. dated February
       28, 1996.*
 3.14  By-laws of InPhyNet Medical Management Institute, Inc.*
 3.15  Articles of Incorporation of Karl G. Mangold, Inc. dated
       February 14, 1997.*
 3.16  By-laws of Karl G. Mangold, Inc. dated February 20, 1997.*
 3.17  Amended and Restated Articles of Incorporation of Charles L.
       Springfield, Inc. dated November 21, 1997.*
 3.18  Amendment to By-laws of Charles L. Springfield, Inc. dated
       November 20, 1997.*
 3.19  Articles of Amendment to the Charter of Clinic Management
       Services, Inc. dated March 25, 1994.*
 3.20  By-laws of Clinic Management Services, Inc.*
 3.21  Articles of Incorporation of Daniel & Yeager, Inc. dated
       October 25, 1989.*
 3.22  By-laws of Daniel & Yeager, Inc. dated October 6, 1989.*
 3.23  Articles of Incorporation of Drs. Sheer, Abeam & Associates,
       Inc. dated March 31, 1969.*
 3.24  Amended and Restated By-laws of Drs. Sheer, Abeam &
       Associates, Inc. dated February 15, 1989.*
 3.25  Articles of Amendment to the Charter of Emergency Coverage
       Corporation dated February 15, 1993.*
 3.26  Amendment to By-laws of Emergency Coverage Corporation dated
       June 12, 1995.*
 3.27. Restated Certificate of Incorporation of Emergency Physician
       Associates, Inc. dated June 25, 1996.*
 3.28  By-laws of Emergency Physician Associates, Inc.*
 3.29  Articles of Incorporation of Emergency Physicians of
       Manatee, Inc. dated June 1, 1988.*
 3.30  By-laws of Emergency Physicians of Manatee, Inc.*
 3.31  Certificate to Amend the Articles of Incorporation of
       Emergency Professional Services, Inc. dated September 30,
       1997.*
 3.32  Code Regulations of Emergency Professional Services, Inc.
       amended June 22, 1987.*

 3.33  Amended and Restated Charter of Emergicare Management,
       Incorporated dated February 28, 1995.*
 3.34  By-laws of Emergicare Management Incorporated dated December
       29, 1972.*
 3.35  Articles of Incorporation of EMSA Contracting Service, Inc.
       dated November 30, 1995.*
 3.36  By-laws of EMSA Contracting Service, Inc.*
 3.37  Articles of Amendment of EMSA Louisiana, Inc. dated May 28,
       1989.*
 3.38  By-laws of EMSA Louisiana, Inc.*
 3.39  Articles of Amendment to the Charter of Hospital Based
       Physician Services, Inc. dated March 25, 1994.*
 3.40  By-laws of Hospital Based Physician Services, Inc. dated
       July 18, 1993.*
 3.41  Articles of Incorporation of InPhyNet Anesthesia of West
       Virginia, Inc. dated February 29, 1997.*
 3.42  By-laws of InPhyNet Anesthesia of West Virginia, Inc.*
 3.43  Articles of Amendment to the Charter of Med: Assure Systems,
       Inc. dated October 28, 1992.*
 3.44  By-laws of Med: Assure Systems, Inc. dated February 25,
       1987.*
 3.45  Articles of Incorporation of MetroAmerican Radiology, Inc.
       dated April 19, 1989.*
 3.46  By-laws of MetroAmerican Radiology, Inc. dated April 23,
       1989.*
 3.47  Articles of Incorporation of Neo-Med, Inc. dated November
       15, 1993.*
 3.48  By-laws of Neo-Med, Inc.*
 3.49  Articles of Incorporation of Northwest Emergency Physicians,
       Incorporated dated June 4, 1985.*
 3.50  By-laws of Northwest Emergency Physicians, Incorporated.*
 3.51  Certificate of Amendment of Certificate of Incorporation of
       Paragon Anesthesia, Inc. dated September 20, 1994.*
 3.52  By-laws of Paragon Anesthesia, Inc.*
 3.53  Articles of Incorporation of Paragon Contracting Services,
       Inc. dated November 30, 1995.*
 3.54  By-laws of Paragon Contracting Services, Inc.*
 3.55  Certificate of Amendment of Certificate of Incorporation of
       Paragon Imaging Consultants, Inc. dated May 7, 1993.*
 3.56  By-laws of Paragon Imaging Consultants, Inc.*
 3.57  Articles of Incorporation of Quantum Plus, Inc. dated
       January 27, 1997.*
 3.58  By-laws of Quantum Plus, Inc. dated February 1, 1997.*
 3.59  Amendment and Restated Articles of Incorporation of Reich,
       Sceidelmann & Janicki Co. dated November 7, 1997.*
 3.60  Code Regulations of Reich, Seidelmann & Janicki Co.*
 3.61  Articles of Incorporation of Rosendorf, Marguiles, Borushok
       & Shoenbaurn Radiology Associates of Hollywood, Inc. dated
       October 25, 1968.*
 3.62  By-laws of Rosendorf, Marguiles, Borushok & Shoenbaum
       Radiology Associates of Hollywood, Inc.*
 3.63 Articles of Amendment to the Articles of Incorporation of Sarasota Emergency Medical Consultants, Inc. dated August 7,
       1997.*
 3.64  By-laws of Sarasota Emergency Medical Consultants, Inc.*
 3.65  Articles of Amendment to the Charter of Southeastern
       Emergency Physicians, Inc. dated November 5, 1992.*
 3.66  By-laws of Southeastern Emergency Physicians, Inc. dated
       July 1, 1986.*

 3.67  Articles of Amendment to the Charter of Southeastern
       Emergency Physicians of Memphis, Inc. dated June 15, 1992.*
 3.68  By-laws of Southeastern Emergency Physicians Of Memphis,
       Inc.*
 3.69  Charter of Team Health Financial Services, Inc. dated
       October 9, 1997.*
 3.70  By-laws of Team Health Financial Services, Inc.*
 3.71  Articles of Incorporation of Team Radiology, Inc. dated
       October 6, 1993.*
 3.72  By-laws of Team Radiology, Inc. dated November 5, 1993.*
 3.73  Certificate of Incorporation of THBS, Inc. dated October 20,
       1997.*
 3.74  By-laws of THBS, Inc.*
 3.75  Amended and Restated Articles of Incorporation of The
       Emergency Associates for Medicine, Inc. dated August 30,
       1996.*
 3.76  By-laws of The Emergency Associates for Medicine, Inc.*
 3.77  Articles of Incorporation of Virginia Emergency Physicians,
       Inc. dated June 25, 1992.*
 3.78  Amended and Restated By-laws of Virginia Emergency
       Physicians, Inc.*
 3.79  Articles of Incorporation of EMSA Joilet, Inc. dated
       December 30, 1988.*
 3.80  By-laws of EMSA Joilet, Inc.*
 3.81  Certificate of limited Partnership of Paragon Healthcare
       Limited Partnership, dated August 3, 1993.*
 3.82  Certificate of Limited Partnership of Team Health Southwest,
       L.P., dated May 20, 1998.*
 3.83  Certificate of Limited Partnership of Team Health Billing
       Services, L.P., dated October 21, 1997.*
 3.84 Partnership Agreement of Fischer Mangold Group Partnership, dated February 21, 1996.*
 3.85  Partnership Agreement of Mt. Diablo Emergency Physicians, a
       California General Partnership, dated June 1, 1997.*
 3.86  Articles of Incorporation of Team Health, Inc.*
 3.87  By-laws of Team Health, Inc.*
 4.1   Indenture dated as of March 12, 1999 by and among Team
       Health, Inc. the Guarantors listed on the signature pages thereto and the United States Trust Company of New York.*
 9.1 Stockholders Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
       Pacific Physicians Services, Inc., and certain other stockholders of the Team Health, Inc. who are from time to time party hereto.*
 9.2 Securityholders Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health Holdings, L.L.C. who are from time to time party thereto.*
10.1 Registration Rights Agreement dated as of March 12, 1999 by and among Team Health, Inc., the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette
       Securities Corporation, NationsBanc Montgomery Securities
       LLC and Fleet Securities, Inc.*
10.2 Purchase Agreement dated as of March 5, 1999 by and among Team Health, Inc. and the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette Securities
       Corporation, NationsBanc Montgomery Securities LLC and Fleet
       Securities, Inc.*
10.3   Equity Deferred Compensation Plan of Team Health, Inc.
       effective January 25, 1999.*
10.4 Management Services Agreement dated as of March 12, 1999 by and among Team Health, Inc., Madison Dearborn Partners II,
       L.P., Beecken, Petty & Company, L.L.C. and Cornerstone
       Equity Investors LLC.*
10.5 Registration Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
       Pacific Physician Services, Inc. and certain other stockholders of Team Health, Inc. who are from the to time party thereto.*

    10.6   Registration Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health, Inc. who are from time to time party thereto.*
    10.7   Trust Agreement dated as of January 25, 1999 by and among Team Health, Inc. and The Trust Company of
           Knoxville.*
    10.8   Credit Agreement dated as of March 12, 1999 by and among Team Health, Inc., the banks, financial institutions and other institutional lenders named herein, Fleet National Bank, NationsBank, N.A.,
           NationsBanc Montgomery Securities LLC and Donaldson, Lufkin & Jenrette Securities Corporation.*
    10.9   Sheer Ahearn & Associates Plan Provision Nonqualified Excess Deferral Plan effective September 1, 1998.*
    10.10  Amendment and Restatement of Emergency Professional Services, Inc. Deferred Compensation Plan effective
           January 31, 1996.*
    10.11  Lease Agreement dated August 27, 1992 between Med: Assure Systems and Winston Road Properties for our
           corporate headquarters located at 1900 Winston Road, Knoxville, TN.*
    10.12  Lease Agreement dated August 27, 1999 between Americare Medical Services, Inc. and Winston Road Properties
           for space located at 1900 Winston Road, Knoxville, TN.*
    10.13  1999 Stock Option Plan of Team Health, Inc.*
    21.    Subsidiaries of Registrant.**
    27.    Financial Data Schedule.**

---------------

 * Incorporated by reference to the Company's Registration Statement on Form 5-4, as filed with the Securities & Exchange Commission on January 5, 2000 and declared effective on January 18, 2000.

** Filed herewith.

ITEM 21(B)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT        COSTS AND                            BALANCE AT
                                      BEGINNING OF PERIOD   EXPENSES    OTHER   DEDUCTIONS   BEGINNING OF PERIOD
                                      -------------------   ---------   -----   ----------   -------------------
31-Dec-97...........................        116,088          227,362     --      221,060           122,390
31-Dec-98...........................        122,390          257,618     --      238,340           141,668
31-Dec-99...........................        141,668          309,713     --      326,314           125,067