Form 10-Q
period 2000-03-31
TEAM HEALTH INC
filed 2000-05-11
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER  333-80337

                               TEAM HEALTH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TENNESSEE                                 62-1562558
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


                              1900 WINSTON ROAD
                                   SUITE 300
                           KNOXVILLE, TENNESSEE 37919
                                 (865) 693-1000
              (ADDRESS, ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANTS PRINCIPAL EXECUTIVE OFFICE.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes               [ ] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share--10,000,000 shares as of May 11, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as "forward looking statements" for purposes of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and
Section 27A of the Securities Act of 1933 ( the "Securities Act"). Team Health, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should, therefore, be considered in light of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

The "forward looking statements" contained in this report are made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update "forward looking statements" to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                                TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE THREE MONTHS
                              ENDED MARCH 31, 2000

                                                                             Page
Part 1. Financial Information

         Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets-                                          1
         March 31, 2000 and December 31, 1999

         Consolidated Statements of Operations -
         Three months ended March 31, 2000 and 1999                            2

         Consolidated Statements of Cash Flows- Three months                   3
         ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements (Unaudited)                4

         Item 2. Management's Discussion and Analysis of Financial             9
         Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures of Market Risk      13

Part 2. Other Information

         Item 1. Legal Proceedings                                            14
         Item 2. Changes in Securities and Use of Proceeds                    14
         Item 3. Defaults upon Senior Securities                              14
         Item 4. Submission of Matters to a Vote of Security Holders          14
         Item 5. Other Information                                            14
         Item 6. Exhibits and Other Reports                                   15

Signatures                                                                    15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TEAM HEALTH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      March 31,      December 31,
                                                                        2000            1999
                                                                      ---------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  30,521       $  29,820
   Accounts receivable, net                                             151,165         152,376
   Prepaid expenses and other current assets                              4,725           5,252
                                                                      ---------       ---------
Total current assets                                                    186,411         187,448
Property and equipment, net                                              19,898          19,570
Intangibles, net                                                         36,282          36,574
Deferred income taxes                                                    87,861          86,403
Other                                                                    21,341          20,455
                                                                      ---------       ---------

                                                                      $ 351,793       $ 350,450
                                                                      =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK  AND STOCKHOLDERS EQUITY
(DEFICIT)
Current liabilities:
   Accounts payable                                                   $  13,480       $  14,185
   Accrued compensation and physician payable                            41,074          39,939
   Other accrued liabilities                                             16,225          16,740
   Current maturities of long-term debt                                  10,522          12,776
                                                                      ---------       ---------
Total current liabilities                                                81,301          83,640
Long-term debt, less current maturities                                 226,494         228,900
Other non-current liabilities                                            20,577          18,423
Mandatory redeemable preferred stock                                    110,802         108,107
Common stock                                                                100             100
Retained earnings (deficit)                                             (87,481)        (88,720)
                                                                      ---------       ---------

                                                                      $ 351,793       $ 350,450
                                                                      =========       =========



See accompanying notes.

                                TEAM HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Three Months
                                                                Ended March 31,
                                                            ------------------------
                                                              2000           1999
                                                            ---------      ---------
Fee for service revenue                                     $ 188,704      $ 172,756
Contract revenue                                               34,617         36,255
Other revenue                                                   2,699          2,577
                                                            ---------      ---------
    Net revenue                                               226,020        211,588
Provision for uncollectibles                                   80,476         77,711
                                                            ---------      ---------
    Net revenue less provision for uncollectibles             145,544        133,877
Professional expenses                                         112,534        108,388
                                                            ---------      ---------
    Gross profit                                               33,010         25,489
General and administrative                                     16,876         15,744
Depreciation and amortization                                   2,830          2,180
Management fee                                                    125            131
Interest expense, net                                           6,536          1,571
Recapitalization expense                                         --           16,013
                                                            ---------      ---------
    Income (loss) before income taxes                           6,643        (10,150)
Income tax expense (benefit)                                    2,709         (4,097)
                                                            ---------      ---------
    Net income (loss)                                           3,934         (6,053)
Dividends on preferred stock                                    2,695            521
                                                            ---------      ---------
    Net income (loss) available to common stockholders      $   1,239      $  (6,574)
                                                            =========      =========


See accompanying notes.

                                TEAM HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                 -------------------------
                                                                                   2000            1999
                                                                                 ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                                $   3,934       $  (6,053)
Adjustments to reconcile net income (loss):
  Depreciation and amortization                                                      2,830           2,180
  Amortization of deferred financing costs                                             463             125
  Provision for uncollectibles                                                      80,476          77,711
  Gain on sale of assets                                                               (21)            (10)
  Recapitalization expense                                                              --          16,013
Changes in operating assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                              (79,000)        (82,056)
  Income tax accounts                                                                  381          (4,061)
  Prepaids and other assets                                                            (53)           (962)
  Accounts payable                                                                    (705)          1,352
  Accrued compensation and physician payable                                           939             348
  Other accrued liabilities                                                         (2,613)          2,878
  Professional liability insurance reserves                                          2,660             865
                                                                                 ---------       ---------
Net cash provided by operating activities                                            9,291           8,330

INVESTING ACTIVITIES
Cash paid for merger costs                                                              --            (128)
Purchases of property and equipment                                                 (2,062)         (1,529)
Sale of property and equipment                                                         114              --
Cash paid for acquisitions, net                                                       (887)            (18)
Purchase of investments                                                               (161)             --
Other investing activities                                                            (256)           (124)
                                                                                 ---------       ---------
Net cash used in investing activities                                               (3,252)         (1,799)

FINANCING ACTIVITIES
Payments on notes payable                                                           (4,660)         (5,052)
Proceeds from notes payable                                                             --         250,000
Payments of deferred financing costs                                                  (662)        (10,876)
Redemption of common stock in connection with recapitalization                          --        (210,739)
Payments of recapitalization expenses                                                  (16)        (15,587)
Net transfers from parents and parents' subsidiaries                                    --           2,578
                                                                                 ---------       ---------
Net cash (used in) provided by financing activities                                 (5,338)         10,324
                                                                                 ---------       ---------
Net increase in cash                                                                   701          16,855
Cash and cash equivalents, beginning of period                                      29,820           3,472
                                                                                 ---------       ---------
Cash and cash equivalents, end of period                                         $  30,521       $  20,327
                                                                                 =========       =========

Interest paid                                                                    $   7,596       $     260
                                                                                 =========       =========
Taxes paid                                                                       $   2,257       $      --
                                                                                 =========       =========


See accompanying notes.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Team Health, Inc. ("the Company") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1999 audited consolidated financial statements and the notes thereto.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, FASB deferred the implementation date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. At the present time, the Company does not believe the adoption of SFAS No. 133 will have a material effect on the results of operations, financial position, or cash flows of the Company.

NOTE 3. RECAPITALIZATION TRANSACTION

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

Total financial, legal, accounting and other costs of the Recapitalization amounted to approximately $28.0 million. Of these costs, $16.0 million was expensed at the date of the Recapitalization. Financing costs of $12.0 million associated with the Senior Subordinated Notes and Term Loan Facility were capitalized and will be amortized over the term of the debt.

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

NOTE 4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                             March 31,      December 31,
                                               2000            1999
                                             ---------      -----------

          12% Senior Subordinated Notes      $ 100,000       $ 100,000
          Term Loan Facility                   136,900         139,300
          Other debt                               116           2,376
                                             ---------       ---------
                                               237,016         241,676

          Less current portion                 (10,522)        (12,776)
                                             ---------       ---------

                                             $ 226,494       $ 228,900
                                             =========       =========

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

In connection with its Recapitalization, the Company entered into the Term Loan Facility agreement with a syndicate of financial institutions. The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million five-year term loan A facility and a $90.0 million six-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC, and all subsidiaries of the Company.

The Term Loan Facility agreement contains limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios.

Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at March 31, 2000 were 9.3% and 9.8% for the term loans A and B, respectively. The Company pays a commitment fee on the revolving credit facility, which was equal to 0.50% at March 31, 2000. No funds have been borrowed under the revolving credit facility as of March 31, 2000, but the

Company established a $0.1 million standby letter of credit against the revolving credit facility on May 5, 1999.

NOTE 5. CONTINGENCIES

LITIGATION

We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on the operating results and financial condition of our Company. Moreover, in connection with the Recapitalization, subject to certain limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the Recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50.0 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the Recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings LLC, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the Recapitalization transactions for which Team Health or any of its subsidiaries or physicians becomes liable.

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

         (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

         (4)      costs and attorneys' fees.

If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the Recapitalization, subject to some limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The case has been stayed until the earlier of June 30, 2000 or 21 days after the issuance of an opinion by the United States Supreme Court in United States ex rel. Stevens
v. Vermont Agency of Natural Resources, which may address whether private persons have standing to bring qui tam actions alleging claims of fraud upon the government.

CONTINGENT ACQUISITION PAYMENTS

As part of the Recapitalization, the Company assumed the potential liability for certain future earnout payments. As of March 31, 2000 and December 31, 1999, these potential liabilities are estimated to be approximately $17.7 million and $18.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INTRODUCTION

Team Health is one of the nation's largest providers of outsourced medical staffing and administrative services to hospitals and clinics in the United States, with over 350 hospital and clinic contracts in 28 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics, and other hospital departments. We provide a full range of physician staffing and administrative services, including the: (i) staffing, recruiting and credentialling of clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance coverage and continuing educational services; and (iii) billing and collection of fees for services provided by the medical professionals. Since the Company's inception in 1979, we have focused primarily on providing outsourced services to emergency departments, which account for the majority of our net revenue. The Company generally targets larger hospitals with high volume emergency departments (more than 15,000 patient visits per year), where we believe we can generate attractive margins, establish stable long-term relationships, obtain attractive payer mixes and recruit and retain high quality physicians.

The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the consolidated and combined financial statements of the Company and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated and combined financial statements. The operating results of the periods presented were not significantly affected by inflation. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of indi-vidual contracts as well as the company as a whole. The following table sets forth the components of net income and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 2000          1999
                                                                ------        ------
     Fee for service revenue                                    129.7%        129.0%
     Contract revenue                                            23.8          27.1
     Other revenue                                                1.9           1.9
     Net revenue                                                155.3         158.0
     Provision for uncollectibles                                55.3          58.0
     Net revenue less provision for uncollectibles              100.0         100.0
     Professional expenses                                       77.3          81.0
     General and admin expenses                                  11.6          11.8
     Depreciation and amortization                                1.9           1.6
     Recapitalization expense                                    --            12.0
     Management fee                                               0.1           0.1
     Interest expense, net                                        4.5           1.2
     Income tax expense (benefit)                                 1.9          (3.1)
       Net income (loss)                                          2.7          (4.5)
     Dividends on preferred stock                                 1.9           0.4
     Net income (loss) available to common stockholders           0.9          (4.9)
     OTHER FINANCIAL DATA
     EBITDA (1)                                                  11.1          10.3
     Net Cash provided by (used in):
     Operating activities                                         6.4           6.2
     Investing activities                                        (2.2)         (1.3)
     Financing activities                                        (3.7)          7.7

   (1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

NET REVENUE. Net revenues for the three months ended March 31, 2000 increased $14.4 million, or 6.8%, to $226.0 million from $211.6 million during the three months ended March 31, 1999. During the three months ended March 31, 2000, fee-for-service revenue was 83.5% of net revenue as compared to 81.6% during the three months ended March 31, 1999. Contract revenue represented 15.3% of net revenue for the three months ended March 31, 2000, and 17.1% for the three months ended March 31, 1999. Other revenue represented 1.2% of net revenue for the three months ended March 31, 2000, and for the three months ended March 31, 1999, respectively. The increase in fee-for-service revenue as a percentage of total revenue was driven by the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on fee-for-service contracts. Net revenue as a percentage of net revenue less provision for uncollectibles was 155.3% for the three months ended March 31, 2000 as compared to 158.0% during the three months ended March 31, 1999.

PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $80.5 million during the three months ended March 31, 2000 as compared to $77.7 million during the three months ended March 31, 1999, an increase of $2.8 million or 3.6%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.3% for the three months ended March 31, 2000 as compared to 58.0% for the three months ended March 31, 1999, reflecting management's estimate of improvement in bad debt experience. The increase in the provision for uncollectibles is a result of increases in net revenue during the period.

NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended March 31, 2000 increased $11.6 million, or 8.7%, to $145.5 million from $133.9 million during the corresponding quarter in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $10.0 million, or 8.0%, to $135.1 million during 2000 from $125.1 million during 1999. Acquisitions contributed $1.0 million and new contracts obtained through internal sales contributed $7.8 million of the increase. Offsetting the increases was $11.1 million associated with contract terminations during the periods.

PROFESSIONAL EXPENSES. Professional expenses during the three months ended March 31, 2000 were $112.5 million compared to $108.4 million during the corresponding quarter in 1999. This increase was due primarily to expected cost increases in professional and medical support costs. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 77.3% during the three months ended March 31, 2000 from 81.0% during the corresponding quarter in 1999.

GROSS PROFIT. Gross profit increased to $33.0 million during the three months ended March 31, 2000 from $25.5 million during the same corresponding quarter in 1999. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.7% during the three months ended March 31, 2000 from 19.0% during the three months ended March 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") during the three months ended March 31, 2000 increased to $16.9 million from $15.7 million during the same corresponding quarter in 1999. This increase was due to normal operating cost increases and the addition of approximately $0.6 million of stand-alone costs incurred subsequent to the Recapitalization in order to replace certain services formerly provided by MedPartners. G&A as a percent of revenues less provision for uncollectibles decreased to 11.6% during the three months ended March 31, 2000 from 11.8% during the corresponding quarter in 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization during the three months ended March 31, 2000 increased to $2.8 million from $2.2 million during the same quarter in 1999.

RECAPITALIZATION EXPENSE AND MANAGEMENT FEE. Recapitalization expense and management fee during the three months ended March 31, 2000 were $0.1 million compared to $16.1 million during the three months ended March 31, 1999. This decrease was primarily due to expenses of $16.0 million incurred during the three months ended March 31, 1999 related to the Recapitalization.

NET INTEREST EXPENSE. Net interest expense during the three months ended March 31, 2000 increased to $6.5 million from $1.6 million during the three months ended March 31, 1999. The increase in net interest expense is due to the Senior Credit Facility and Notes issued on March 12, 1999.

INCOME TAX EXPENSE. Income tax expense during the three months ended March 31, 2000 was $2.7 million as compared to an income tax benefit during the three months ended March 31, 1999 of $4.1 million. The increase in income tax expense during the three months ended March 31, 2000 over the same period in 1999 was due primarily to the expenses incurred in the Recapitalization.

NET INCOME. Net income during the three months ended March 31, 2000 was $3.9 million as compared to a net loss of $6.1 million during the three months ended March 31, 1999. This change was primarily due to the factors described above.

DIVIDENDS ON PREFERRED STOCK. The Company accrued $2.7 million and $0.5 million of dividends on its outstanding mandatory redeemable preferred stock during the three months ended March 31, 2000 and 1999, respectively.

EBITDA. EBITDA for the three months ended March 31, 2000 was $16.1 million as compared to $13.7 million during the three months ended March 31, 1999.

EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational and non-cash charges such as Management fees and recapitalization expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysis in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY AND CAPITAL RESOURCES

Historically, funds generated from operations, together with funds available from MedPartners, have been sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally generated sources, cash, and the Senior Credit Facilities, will require the Company to seek additional external financing.

As of March 31, 2000, the Company had $105.1 million in working capital, as compared to $103.8 million as of December 31, 1999. The Company's principal sources of liquidity consisted of: (i) cash and cash equivalents aggregating $30.5 million as of March 31, 2000 and $29.8 million as of December 31, 1999;
(ii) accounts receivable totaling $151.2 million as of March 31, 2000 and $152.4 million as of December 31, 1999; and (iii) $49.9 million of borrowing capacity under a revolving line of credit with a syndicate of lenders as of March 31, 2000 and December 31, 1999.

For the three months ended March 31, 2000, $9.3 million in cash was provided by operations due to net income and non-cash charges offset by a negative change in operating assets and liabilities. The change in operating assets and liabilities consists primarily of increases in accounts receivable offset by increases in accrued compensation and accrued malpractice. Cash of $3.3 million was used in investing activities for the three months ended March 31, 2000 primarily related to purchases of property and equipment and payments under earnout agreements. Cash of $5.3 million was used by financing activities for the three months ended March 31, 2000, primarily because the Company repaid $4.7 million of the Term loans and other debt during the period.

For the three months ended March 31, 1999, $8.3 million in cash was provided by operations due to a net loss and a negative change in operating assets and liabilities, offset by non-cash charges such as depreciation and amortization, provision for uncollectibles, and recapitalization expenses. Cash of $1.8 million was used in investing activities for the three months ended March 31, 1999 primarily related to purchases of property and equipment. Cash of $10.3 million was provided by financing activities for the three months ended March 31, 1999 as proceeds from borrowings under the Senior Credit Facilities and Notes exceeded payments made to MedPartners under the Recapitalization and the transaction costs of the Recapitalization.

IMPACT OF THE YEAR 2000

The Company was engaged in a major effort to minimize the impact of the Year 2000 date change on its financial systems. The Company did not experience any Year 2000 problems subsequent to December 31, 1999.

SEASONALITY

Historically, the Company's revenues and operating results have reflected minimal seasonal variations due to the geographic diversification of the contract base.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest swap agreements are used to manage the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the three months ended March 31, 2000; the Company received a weighted average rate of 6.2% and paid a weighted average of 5.6% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.6% and the weighted average receive rate is 6.2%, using the rate in effect at March 31, 2000.

At March 31, 2000, the fair value of the Company's total debt, which has a carrying value of approximately $237.0 million, was approximately $227.8 million. The Company had $137.0 million of variable debt outstanding at March 31, 2000, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1% more during the fiscal year ended December 31, 2000 than they did during fiscal 1999, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Team Health is a party to various pending legal actions arising in the ordinary operation of its business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. Team Health does not believe that the results of such legal actions, individually or in the aggregate, will have a material adverse effect on the Company's business or its results of operations, cash flows or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND OTHER REPORTS

None.



SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on May 11, 2000.

Team Health, Inc.


/s/ H. LYNN MASSINGALE, M.D.
---------------------------------------
H. Lynn Massingale,
Chief Executive Officer

/s/ DAVID JONES
---------------------------------------
David Jones,
Vice President and Treasurer