Form 10-Q
period 2000-06-30
TEAM HEALTH INC
filed 2000-08-10
CIK 1086795

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                               1900 WINSTON ROAD
                                   SUITE 300
                           KNOXVILLE, TENNESSEE 37919
                                 (865) 693-1000
              (ADDRESS, ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE.)

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

     Common Stock, par value $.01 per share -- 10,000,000 shares as of August 10, 2000.

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

                               TEAM HEALTH, INC.

                 QUARTERLY REPORT FOR THE THREE AND SIX MONTHS
                              ENDED JUNE 30, 2000

                                                              PAGE
                                                              ----
Part 1. Financial Information
  Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets -- June 30, 2000 and December
     31, 1999...............................................    1
  Consolidated Statements of Operations -- Three months
     ended June 30, 2000 and 1999...........................    2
  Consolidated Statements of Operations -- Six months ended
     June 30, 2000 and 1999.................................    3
  Consolidated Statements of Cash Flows -- Six months ended
     June 30, 2000 and 1999.................................    4
  Notes to Consolidated Financial Statements (Unaudited)....    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures of Market
     Risk...................................................   13
Part 2. Other Information
  Item 1. Legal Proceedings.................................   15
  Item 2. Changes in Securities and Use of Proceeds.........   15
  Item 3. Defaults upon Senior Securities...................   15
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   15
  Item 5. Other Information.................................   15
  Item 6. Exhibits and Other Reports........................   15
Signatures..................................................   16

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 34,835      $ 29,820
  Accounts receivable, net..................................   150,674       152,376
  Prepaid expenses and other current assets.................     5,782         5,252
                                                              --------      --------
Total current assets........................................   191,291       187,448
Property and equipment, net.................................    20,135        19,570
Intangibles, net............................................    37,465        36,574
Deferred income taxes.......................................    86,512        86,403
Other.......................................................    20,709        20,455
                                                              --------      --------
                                                              $356,112      $350,450
                                                              ========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 14,258      $ 14,185
  Accrued compensation and physician payable................    42,903        39,939
  Other accrued liabilities.................................    13,902        16,740
  Current maturities of long-term debt......................    11,121        12,776
                                                              --------      --------
Total current liabilities...................................    82,184        83,640
Long-term debt, less current maturities.....................   223,489       228,900
Other non-current liabilities...............................    23,050        18,423
Mandatory redeemable preferred stock........................   113,457       108,107
Common stock................................................       100           100
Retained earnings (deficit).................................   (86,168)      (88,720)
                                                              --------      --------
                                                              $356,112      $350,450
                                                              ========      ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Fee for service revenue.....................................  $187,837    $173,132
Contract revenue............................................    36,343      35,495
Other revenue...............................................     3,130       2,239
                                                              --------    --------
  Net revenue...............................................   227,310     210,866
Provision for uncollectibles................................    81,464      79,964
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   145,846     130,902
Professional expenses.......................................   112,901     105,697
                                                              --------    --------
  Gross profit..............................................    32,945      25,205
General and administrative..................................    16,735      15,310
Depreciation and amortization...............................     3,053       2,228
Management fee..............................................       125         125
Interest expense, net.......................................     6,394       6,364
                                                              --------    --------
  Income before income taxes................................     6,638       1,178
Income tax expense..........................................     2,669         612
                                                              --------    --------
  Net income................................................     3,969         566
Dividends on preferred stock................................     2,655       2,465
                                                              --------    --------
  Net income (loss) available to common stockholders........  $  1,314    $ (1,899)
                                                              ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Fee for service revenue.....................................  $376,541    $345,888
Contract revenue............................................    70,960      71,750
Other revenue...............................................     5,829       4,816
                                                              --------    --------
  Net revenue...............................................   453,330     422,454
Provision for uncollectibles................................   161,940     157,675
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   291,390     264,779
Professional expenses.......................................   225,435     214,085
                                                              --------    --------
  Gross profit..............................................    65,955      50,694
General and administrative..................................    33,611      31,054
Depreciation and amortization...............................     5,883       4,408
Management fee..............................................       250         256
Interest expense, net.......................................    12,930       7,935
Recapitalization expense....................................        --      16,013
                                                              --------    --------
  Income (loss) before income taxes.........................    13,281      (8,972)
Income tax expense (benefit)................................     5,378      (3,485)
                                                              --------    --------
  Net income (loss).........................................     7,903      (5,487)
Dividends on preferred stock................................     5,350       2,986
                                                              --------    --------
  Net income (loss) available to common stockholders........  $  2,553    $ (8,473)
                                                              ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   7,903    $  (5,487)
Adjustments to reconcile net income (loss):
  Depreciation and amortization.............................      5,883        4,408
  Amortization of deferred financing costs..................        934          503
  Provision for uncollectibles..............................    161,940      157,675
  Loss (gain) on sale of assets.............................         38           (8)
  Recapitalization expense..................................         --       16,013
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (160,008)    (152,928)
  Income tax accounts.......................................     (3,662)      (5,383)
  Prepaids and other assets.................................       (563)        (641)
  Accounts payable..........................................        (80)       2,497
  Accrued compensation and physician payable................      2,776        1,001
  Other accrued liabilities.................................        494        3,442
  Professional liability reserves...........................      4,990        3,528
                                                              ---------    ---------
Net cash provided by operating activities...................     20,645       24,620
INVESTING ACTIVITIES
Cash paid for merger costs..................................         --         (259)
Purchases of property and equipment.........................     (4,154)      (5,684)
Sale of property and equipment..............................        108           15
Cash paid for acquisitions, net.............................     (3,172)        (686)
Purchase of investments.....................................       (161)          --
Other investing activities..................................       (507)         140
                                                              ---------    ---------
Net cash used in investing activities.......................     (7,886)      (6,474)
FINANCING ACTIVITIES
Payments on notes payable...................................     (7,066)      (5,095)
Proceeds from notes payable.................................         --      250,000
Payments of deferred financing costs........................       (662)     (11,106)
Redemption of common stock in connection with
  recapitalization..........................................         --     (210,739)
Payments of recapitalization expenses.......................        (16)     (15,749)
Net transfers from parents and parents' subsidiaries........         --        2,471
                                                              ---------    ---------
Net cash (used in) provided by financing activities.........     (7,744)       9,782
                                                              ---------    ---------
Net increase in cash........................................      5,015       27,928
Cash and cash equivalents, beginning of period..............     29,820        3,472
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  34,835    $  31,400
                                                              =========    =========
Interest paid...............................................  $  10,662    $   3,593
                                                              =========    =========
Taxes paid..................................................  $   8,833    $   1,933
                                                              =========    =========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                               TEAM HEALTH, INC.

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

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
12% Senior Subordinated Notes...............................  $100,000      $100,000
Term Loan Facility..........................................   134,500       139,300
Other debt..................................................       110         2,376
                                                              --------      --------
                                                               234,610       241,676
Less current portion........................................   (11,121)      (12,776)
                                                              --------      --------
                                                              $223,489      $228,900
                                                              ========      ========

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

                               TEAM HEALTH, INC.

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

     Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at June 30, 2000 were 9.4% and 10.4% for the term loans A and B, respectively. The Company pays a commitment fee on the revolving credit facility, which was equal to 0.50% at June 30, 2000. No funds have been borrowed under the revolving credit facility as of June 30, 2000, but the Company has established a $0.2 million standby letter of credit against the revolving credit facility.

NOTE 5. CONTINGENCIES

LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as medical malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on the operating results and financial condition of our Company. Moreover, in connection with the Recapitalization, subject to certain limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the Recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50.0 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the Recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings LLC, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the Recapitalization transactions for which Team Health or any of its subsidiaries or physicians becomes liable.

     In July 1998, a lawsuit was filed against InPhyNet Medical Management, Inc. and several other unrelated defendants in the United States District Court for the District of Kansas. The case is captioned United States ex rel. George R. Schwartz v. InPhyNet Management, Inc. currently. The plaintiff in that case, George R. Schwartz, alleges that, based on Management Services contracts, InPhyNet and others had inappropriate financial relationships with hospital emergency department and urgent care center physicians and engaged in inappropriate billing practices in violation of the False Claims Act and the Medicare Anti-kickback Law as well as various other statutes. In his Fourth Amended Complaint, the plaintiff is seeking, among other relief,

          (1) an order that InPhyNet cease and desist from violating civil and criminal provisions of the federal False Claims Act, the assignment provisions of the Social Security Act, the Medicare federal anti-kickback statute, the mail fraud statute, and the Racketeer Influence and Corrupt Organization Act;

          (2) three times the amount of damages sustained by the United States government, an amount which is indeterminable at this time;

                               TEAM HEALTH, INC.

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

          (4) costs and attorneys' fees.

     If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the Recapitalization, subject to some limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The stay of proceedings for this case has expired, however no discovery has been taken nor has a trial date been set.

HEALTHCARE REGULATORY MATTERS

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies will conduct inquiries and audits of the Company's practices. It is the Company's current practice and future intent to cooperate fully with such inquiries.

CONTINGENT ACQUISITION PAYMENTS

     As part of the Recapitalization, the Company assumed the potential liability for certain future earnout payments. As of June 30, 2000 and December 31, 1999, these potential liabilities are estimated to be approximately $15.0 million and $18.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements. The operating results of the periods presented were not significantly affected by inflation. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the company as a whole. The following table sets forth the components of net income and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Fee for service revenue.....................................  128.8%   132.3%   129.2%   130.6%
Contract revenue............................................   24.9     27.1     24.4     27.1
Other revenue...............................................    2.2      1.7      2.0      1.8
Net revenue.................................................  155.9    161.1    155.6    159.5
Provision for uncollectibles................................   55.9     61.1     55.6     59.5
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0    100.0
Professional expenses.......................................   77.4     80.7     77.4     80.9
Gross profit................................................   22.6     19.3     22.6     19.1
General and admin expenses..................................   11.5     11.7     11.5     11.7
Depreciation and amortization...............................    2.1      1.7      2.0      1.7
Recapitalization expense....................................     --       --       --      6.0
Management fee..............................................    0.1      0.1      0.1      0.1
Interest expense, net.......................................    4.4      4.9      4.4      3.0
Income tax expense (benefit)................................    1.8      0.5      1.9     (1.3)
  Net income (loss).........................................    2.7      0.4      2.7     (2.1)
Dividends on preferred stock................................    1.8      1.9      1.8      1.1
Net income (loss) available to common stockholders..........    0.9     (1.5)     0.9     (3.2)

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
OTHER FINANCIAL DATA
EBITDA(1)...................................................   11.1     11.4     11.1     10.8
Net Cash provided by (used in):
Operating activities........................................     --       --      7.1      9.3
Investing activities........................................     --       --     (2.7)    (2.4)
Financing activities........................................     --       --     (2.7)     3.7

---------------
(1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     NET REVENUE. Net revenues for the three months ended June 30, 2000 increased $16.4 million, or 7.8%, to $227.3 million from $210.9 million during the three months ended June 30, 1999. During the three months ended June 30, 2000, fee-for-service revenue was 82.6% of net revenue as compared to 82.1% during the three months ended June 30, 1999. Contract revenue represented 16.0% of net revenue for the three months ended June 30, 2000, and 16.8% for the three months ended June 30, 1999. Other revenue represented 1.4% of net revenue for the three months ended June 30, 2000, and 1.1% for the three months ended June 30, 1999. The increase in fee-for-service revenue as a percentage of total revenue was driven by new fee-for-service contracts, the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on existing fee-for-service contracts. Net revenue as a percentage of net revenue less provision for uncollectibles was 155.9% for the three months ended June 30, 2000 as compared to 161.1% during the three months ended June 30, 1999.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $81.5 million during the three months ended June 30, 2000 as compared to $80.0 million during the three months ended June 30, 1999, an increase of $1.5 million or 1.9%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.9% for the three months ended June 30, 2000 as compared to 61.1% for the three months ended June 30, 1999, reflecting management's estimate of improvement in bad debt experience. The increase in the provision for uncollectibles is a result of increases in net revenue during the period.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended June 30, 2000 increased $14.9 million, or 11.4%, to $145.8 million from $130.9 million during the corresponding quarter in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $10.0 million, or 8.1%, to $133.4 million during 2000 from $123.4 million during 1999. Acquisitions contributed $0.9 million and new contracts obtained through internal sales contributed $8.6 million of the increase. Offsetting the increases were $9.5 million associated with contract terminations during the periods.

     PROFESSIONAL EXPENSES. Professional expenses during the three months ended June 30, 2000 were $112.9 million compared to $105.7 million during the corresponding quarter in 1999. This increase was due primarily to expected cost increases in professional and medical support costs. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 77.4% during the three months ended June 30, 2000 from 80.7% during the corresponding quarter in 1999.

     GROSS PROFIT. Gross profit increased to $32.9 million during the three months ended June 30, 2000 from $25.2 million during the corresponding quarter in 1999. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.6% during the three months ended June 30, 2000 from 19.3% during the three months ended June 30, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") during the three months ended June 30, 2000 increased to $16.7 million from $15.3 million during the corresponding quarter in

1999. This increase was due to normal operating cost increases and the addition of incremental stand-alone costs incurred during 2000 in order to replace certain services formerly provided by MedPartners. G&A as a percent of revenues less provision for uncollectibles decreased to 11.5% during the three months ended June 30, 2000 from 11.7% during the corresponding quarter in 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization during the three months ended June 30, 2000 increased to $3.1 million from $2.2 million during the same quarter in 1999.

     NET INTEREST EXPENSE. Net interest expense remained constant at $6.4 million for the three months ended June 30, 2000 and 1999, respectively.

     INCOME TAX EXPENSE. Income tax expense during the three months ended June 30, 2000 was $2.7 million as compared to income tax expense during the three months ended June 30, 1999 of $0.6 million. The increase in income tax expense during the three months ended June 30, 2000 over the same period in 1999 was due primarily to the factors described above.

     NET INCOME. Net income during the three months ended June 30, 2000 was $4.0 million as compared to a net income of $0.6 million during the three months ended June 30, 1999. This change was primarily due to the factors described above.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $2.7 million and $2.5 million of dividends on its outstanding mandatory redeemable preferred stock during the three months ended June 30, 2000 and 1999, respectively.

     EBITDA. EBITDA for the three months ended June 30, 2000 was $16.2 million as compared to $14.9 million during the three months ended June 30, 1999.

     EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as Management fees and recapitalization expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     NET REVENUE. Net revenues for the six months ended June 30, 2000 increased $30.8 million, or 7.3%, to $453.3 million from $422.5 million during the six months ended June 30, 1999. During the six months ended June 30, 2000, fee-for-service revenue was 83.1% of net revenue as compared to 81.9% during the six months ended June 30, 1999. Contract revenue represented 15.7% of net revenue for the six months ended June 30, 2000, and 17.0% for the six months ended June 30, 1999. Other revenue represented 1.3% of net revenue for the six months ended June 30, 2000, and 1.1% for the six months ended June 30, 1999. The increase in fee-for-service revenue as a percentage of total revenue was driven by new fee-for-service contracts, the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on existing fee-for-service contracts. Net revenue as a percentage of net revenue less provision for uncollectibles was 155.6% for the six months ended June 30, 2000 as compared to 159.5% during the six months ended June 30, 1999.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $161.9 million during the six months ended June 30, 2000 as compared to $157.7 million during the six months ended June 30, 1999, an increase of $4.2 million or 2.7%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.6% for the six months ended June 30, 2000 as compared to 59.5% for the six months ended June 30, 1999, reflecting management's estimate of improvement in bad debt experience. The increase in the provision for uncollectibles is a result of increases in net revenue during the period.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the six months ended June 30, 2000 increased $26.6 million, or 10.1%, to $291.4 million from $264.8 million during the corresponding period in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $19.9 million, or 8.1%, to $266.1 million during 2000 from $246.2 million during 1999. Acquisitions contributed $2.0 million and new contracts obtained through internal sales contributed $16.4 million of the increase. Offsetting the increases were $20.6 million associated with contract terminations during the periods.

     PROFESSIONAL EXPENSES. Professional expenses during the six months ended June 30, 2000 were $225.4 million compared to $214.1 million during the corresponding period in 1999. This increase was due primarily to expected cost increases in professional and medical support costs. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 77.4% during the six months ended June 30, 2000 from 80.9% during the corresponding period in 1999.

     GROSS PROFIT. Gross profit increased to $66.0 million during the six months ended June 30, 2000 from $50.7 million during the corresponding period in 1999. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.6% during the six months ended June 30, 2000 from 19.1% during the six months ended June 30, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") during the six months ended June 30, 2000 increased to $33.6 million from $31.1 million during the corresponding period in 1999. This increase was due to normal operating cost increases and the addition of incremental stand-alone costs incurred during 2000 in order to replace certain services formerly provided by MedPartners. G&A as a percent of revenues less provision for uncollectibles decreased to 11.5% during the six months ended June 30, 2000 from 11.7% during the corresponding period in 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization during the six months ended June 30, 2000 increased to $5.9 million from $4.4 million during the six months ended June 30, 1999.

     RECAPITALIZATION EXPENSE AND MANAGEMENT FEE. Recapitalization expense and management fee during the six months ended June 30, 2000 were $0.3 million compared to $16.3 million during the six months ended June 30, 1999. This decrease was primarily due to expenses of $16.0 million incurred during the six months ended June 30, 1999 related to the Recapitalization.

     NET INTEREST EXPENSE. Net interest expense during the six months ended June 30, 2000 increased to $12.9 million from $7.9 million during the six months ended June 30, 1999. The increase in net interest expense is due to the Senior Credit Facility and Notes issued on March 12, 1999.

     INCOME TAX EXPENSE. Income tax expense during the six months ended June 30, 2000 was $5.4 million as compared to an income tax benefit of $3.5 million during the six months ended June 30, 1999. The income tax expense during the six months ended June 30, 2000 compared to the income tax benefit over the same period in 1999 was due primarily to the expenses incurred in the Recapitalization during 1999.

     NET INCOME. Net income during the six months ended June 30, 2000 was $7.9 million as compared to a net loss of $5.5 million during the six months ended June 30, 1999. This change was primarily due to the factors described above.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $5.4 million and $3.0 million of dividends on its outstanding mandatory redeemable preferred stock during the six months ended June 30, 2000 and 1999, respectively.

     EBITDA. EBITDA for the six months ended June 30, 2000 was $32.3 million as compared to $28.6 million during the six months ended June 30, 1999.

     EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as Management fees and recapitalization expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, funds generated from operations have been sufficient to meet the Company's working capital requirements and debt obligations and to finance any necessary capital expenditures. Expansion of the Company's business through acquisitions may require additional funds, which, to the extent not provided by internally generated sources, cash, and the Senior Credit Facilities, will require the Company to seek additional external financing.

     As of June 30, 2000, the Company had $109.1 million in working capital, as compared to $103.8 million as of December 31, 1999. The Company's principal sources of liquidity consisted of: (i) cash and cash equivalents aggregating $34.8 million as of June 30, 2000 and $29.8 million as of December 31, 1999;
(ii) accounts receivable totaling $150.7 million as of June 30, 2000 and $152.4 million as of December 31, 1999; and (iii) $49.8 million and $49.9 million of borrowing capacity under a revolving line of credit with a syndicate of lenders as of June 30, 2000 and December 31, 1999, respectively.

     For the six months ended June 30, 2000, $20.6 million in cash was provided by operations due to net income and non-cash charges such as depreciation and amortization and provision for uncollectibles offset by a net use of cash for changes in operating assets and liabilities. The primary changes in operating assets and liabilities consist of increases in accounts receivable offset by increases in accrued compensation and accrued malpractice. Cash of $7.9 million was used in investing activities for the six months ended June 30, 2000 primarily related to purchases of property and equipment and payments under earnout agreements. Cash of $7.7 million was used by financing activities for the six months ended June 30, 2000, primarily because the Company repaid $7.1 million of the Term loans and other debt during the period.

     For the six months ended June 30, 1999, $24.6 million in cash was provided by operations due to a net loss and a net use of cash for changes in operating assets and liabilities, offset by non-cash charges such as depreciation and amortization, provision for uncollectibles, and recapitalization expenses. The primary changes in operating assets and liabilities consist of increases in accounts receivable offset by increases in other accrued liabilities and accrued malpractice. Cash of $6.5 million was used in investing activities for the six months ended June 30, 1999 primarily related to purchases of property and equipment. Cash of $9.8 million was provided by financing activities for the six months ended June 30, 1999 as proceeds from borrowings under the Senior Credit Facilities and Notes exceeded payments made to MedPartners under the Recapitalization and the transaction costs of the Recapitalization.

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

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest rate swap agreements are used to manage the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the six months ended June 30, 2000, the Company received a weighted average rate of 6.2% and paid a weighted average of 5.6% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.6% and the weighted average receive rate is 6.8%, using the rate in effect at June 30, 2000.

     At June 30, 2000, the fair value of the Company's total debt, which has a carrying value of approximately $234.6 million, was approximately $220.1 million. The Company had $134.5 million of variable debt outstanding at June 30, 2000, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1% more during the twelve months ended June 30, 2001, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     See note 5 to the financial statements for a description of certain legal actions to which we are party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on August 10, 2000.

                                          Team Health, Inc.

                                          /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                          H. Lynn Massingale,
                                          Chief Executive Officer

                                          /s/ DAVID P. JONES
                                          --------------------------------------
                                          David P. Jones
                                          Chief Financial Officer