Form 10-Q
period 2000-09-30
TEAM HEALTH INC
filed 2000-11-09
CIK 1086795

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM             TO             .

                        COMMISSION FILE NUMBER 333-80337

                               TEAM HEALTH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        TENNESSEE                                                62-1562558
             (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NUMBER)

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

     Common Stock par value $.01 per share -- 10,000,000 shares as of November 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 27A of the Securities Act of 1933 (the "Securities Act"). Team Health, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should, therefore, be considered in light of the factors set forth in "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                               TEAM HEALTH, INC.

                 QUARTERLY REPORT FOR THE THREE AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2000

                                                              PAGE
                                                              ----
Part 1. Financial Information
  Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets -- September 30, 2000 and
     December 31, 1999......................................    3
  Consolidated Statements of Operations -- Three months
     ended September 30, 2000 and 1999......................    4
  Consolidated Statements of Operations -- Nine months ended
     September 30, 2000 and 1999............................    5
  Consolidated Statements of Cash Flows -- Nine months ended
     September 30, 2000 and 1999............................    6
  Notes to Consolidated Financial Statements (Unaudited)....    7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
  Item 3. Quantitative and Qualitative Disclosures of Market
     Risk...................................................   16
Part 2. Other Information
  Item 1. Legal Proceedings.................................   18
  Item 2. Changes in Securities and Use of Proceeds.........   18
  Item 3. Defaults upon Senior Securities...................   18
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   18
  Item 5. Other Information.................................   18
  Item 6. Exhibits and Other Reports........................   18
  Signatures................................................   19

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalent..................................    $ 45,363        $ 29,820
  Accounts receivable, net..................................     151,835         152,376
  Prepaid expenses and other current assets.................       5,429           5,252
                                                                --------        --------
Total current assets........................................     202,627         187,448
Property and equipment, net.................................      19,622          19,570
Intangibles, net............................................      39,045          36,574
Deferred income taxes.......................................      80,195          86,403
Other.......................................................      19,051          20,455
                                                                --------        --------
                                                                $360,540        $350,450
                                                                ========        ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 16,841        $ 14,185
  Accrued compensation and physician payable................      43,376          39,939
  Other accrued liabilities.................................      12,596          16,740
  Current maturities of long-term debt......................      12,039          12,776
                                                                --------        --------
Total current liabilities...................................      84,852          83,640
Long-term debt, less current maturities.....................     220,480         228,900
Other non-current liabilities...............................      25,319          18,423
Mandatory redeemable preferred stock........................     116,174         108,107
Common stock................................................         100             100
Retained earnings (deficit).................................     (86,385)        (88,720)
                                                                --------        --------
                                                                $360,540        $350,450
                                                                ========        ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Fee for service revenue.....................................  $195,616    $173,120
Contract revenue............................................    34,726      34,856
Other revenue...............................................     3,208       2,562
                                                              --------    --------
  Net revenue...............................................   233,550     210,538
Provision for uncollectibles................................    84,144      73,656
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   149,406     136,882
Professional expenses.......................................   115,313     107,663
                                                              --------    --------
  Gross profit..............................................    34,093      29,219
General and administrative..................................    17,543      14,207
Terminated transaction expense..............................     2,000          --
Management fee and other expenses...........................       216         125
Depreciation and amortization...............................     3,598       2,475
Interest expense, net.......................................     6,380       6,336
                                                              --------    --------
  Income before income taxes................................     4,356       6,076
Income tax expense..........................................     1,857       2,843
                                                              --------    --------
  Net income................................................     2,499       3,233
Dividends on preferred stock................................     2,717       2,466
                                                              --------    --------
  Net income (loss) available to common stockholders........  $   (218)   $    767
                                                              ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Fee for service revenue.....................................  $572,157    $519,008
Contract revenue............................................   105,686     106,606
Other revenue...............................................     9,037       7,378
                                                              --------    --------
  Net revenue...............................................   686,880     632,992
Provision for uncollectibles................................   246,084     231,331
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   440,796     401,661
Professional expenses.......................................   340,748     321,748
                                                              --------    --------
  Gross profit..............................................   100,048      79,913
General and administrative..................................    51,154      45,261
Terminated transaction expense..............................     2,000          --
Management fee and other expenses...........................       466         381
Depreciation and amortization...............................     9,481       6,883
Interest expense, net.......................................    19,310      14,271
Recapitalization expense....................................        --      16,013
                                                              --------    --------
  Income (loss) before income taxes.........................    17,637      (2,896)
Income tax expense (benefit)................................     7,235        (642)
                                                              --------    --------
  Net income (loss).........................................    10,402      (2,254)
Dividends on preferred stock................................     8,067       5,452
                                                              --------    --------
  Net income (loss) available to common stockholders........  $  2,335    $ (7,706)
                                                              ========    ========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  10,402    $  (2,254)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      9,481        6,883
  Amortization of deferred financing cost...................      1,396          886
  Provision for uncollectibles..............................    246,084      231,331
  Loss on sale of assets....................................         46           31
  Recapitalization expense..................................         --       16,013
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (245,074)    (229,550)
  Income tax accounts.......................................      3,740       (4,390)
  Prepaids and other assets.................................        (14)      (1,308)
  Accounts payable..........................................      2,493        3,924
  Accrued compensation and physician payable................      2,959        1,773
  Other accrued liabilities.................................     (1,891)       1,417
  Professional liability reserves...........................      7,320        6,269
                                                              ---------    ---------
Net cash provided by operating activities...................     36,942       31,025

INVESTING ACTIVITIES
Cash paid for merger costs..................................         --         (283)
Purchases of property and equipment.........................     (5,585)      (8,024)
Sale of property and equipment..............................        108           15
Cash paid for acquisitions, net.............................     (5,107)      (3,265)
Purchase of investments.....................................       (161)          --
Sale of investments.........................................        237           --
Other investing activities..................................       (567)          34
                                                              ---------    ---------
Net cash used in investing activities.......................    (11,075)     (11,523)

FINANCING ACTIVITIES
Payments on notes payable...................................     (9,493)      (7,542)
Proceeds from notes payable.................................         --      250,000
Payments of deferred financing costs........................       (815)     (11,106)
Redemption of common stock in connection with
  recapitalization..........................................         --     (210,761)
Payments of recapitalization expenses.......................        (16)     (16,187)
Net transfers from parents and parents' subsidiaries........         --        2,471
                                                              ---------    ---------
Net cash (used in) provided by financing activities.........    (10,324)       6,875
                                                              ---------    ---------
Net increase in cash........................................     15,543       26,377
Cash and cash equivalents, beginning of period..............     29,820        3,472
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  45,363    $  29,849
                                                              =========    =========
Interest paid...............................................  $  19,926    $  12,937
                                                              =========    =========
Taxes paid..................................................  $   9,640    $   3,673
                                                              =========    =========

                            See accompanying notes.

                               TEAM HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Team Health, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

NOTE 3. RECAPITALIZATION TRANSACTION

     Effective March 12, 1999, the Company was recapitalized (the
"Recapitalization") in a transaction between the Company, MedPartners and Team Health Holdings, LLC, which is owned by certain equity sponsors and certain members of the Company's senior management. In the Recapitalization, the following simultaneous transactions were effected:

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

          4. MedPartners assumed all medical malpractice liabilities originating prior to the Recapitalization (approximately $49.3 million);

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

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

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2000            1999
                                                       -------------   ------------
12% Senior Subordinated Notes........................    $100,000        $100,000
Term Loan Facility...................................     132,100         139,300
Other debt...........................................         419           2,376
                                                         --------        --------
                                                          232,519         241,676
Less current portion.................................     (12,039)        (12,776)
                                                         --------        --------
                                                         $220,480        $228,900
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

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

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

     Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at September 30, 2000 were 9.7% and 10.4% for the term loans A and B, respectively. The Company pays a commitment fee in the revolving credit facility, which was equal to 0.50% at September 30, 2000. No funds have been borrowed under the revolving credit facility as of September 30, 2000, but the Company has established a $0.2 million standby letter of credit against the revolving credit facility.

NOTE 5. CONTINGENCIES

LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as medical malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on the operating results and financial condition of our Company. Moreover, in connection with the Recapitalization, subject to certain limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the Recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50.0 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the Recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings LLC, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the Recapitalization transactions for which Team Health or any of its subsidiaries or physicians become liable.

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

                                  (UNAUDITED)

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

        (4) costs and attorneys' fees.

     If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the Recapitalization, subject to some limitations, MedPartners and Pacific Physician Services, Inc. have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The stay of proceedings for this case has expired; however, no discovery has been taken nor has a trial date been set.

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

CONTINGENT ACQUISITION PAYMENTS

     As part of the Recapitalization, the Company assumed the potential liability for certain future earnout payments. As of September 30, 2000 and December 31, 1999, these potential liabilities are estimated to be approximately $14.0 million and $18.2 million, respectively.

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

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

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

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
Fee for service revenue.............................  130.9%   126.5%   129.8%   129.2%
Contract revenue....................................   23.2     25.5     24.0     26.5
Other revenue.......................................    2.1      1.9      2.1      1.8
Net revenue.........................................  156.3    153.8    155.8    157.6
Provision for uncollectibles........................   56.3     53.8     55.8     57.6
Net revenue less provision for uncollectibles.......  100.0    100.0    100.0    100.0
Professional expenses...............................   77.2     78.7     77.3     80.1
Gross profit........................................   22.8     21.3     22.7     19.9
General and administrative expenses.................   11.7     10.4     11.6     11.3
Terminated transaction expense......................    1.3       --      0.5       --
Management fee and other expenses...................    0.1      0.1      0.1      0.1
Depreciation and amortization.......................    2.4      1.8      2.2      1.7
Interest expense, net...............................    4.3      4.6      4.4      3.6
Recapitalization expense............................     --       --       --      4.0
Income tax expense (benefit)........................    1.2      2.1      1.6     (0.2)
  Net income (loss).................................    1.7      2.4      2.4     (0.6)
Dividends on preferred stock........................    1.8      1.8      1.8      1.4
Net income (loss) available to common
  stockholders......................................   (0.1)     0.6      0.5     (1.9)
OTHER FINANCIAL DATA
EBITDA(1)...........................................    9.7     11.0     10.6     10.9
Net Cash provided by (used in):
  Operating activities..............................     --       --      8.4      7.7
  Investing activities..............................     --       --     (2.5)    (2.9)
  Financing activities..............................     --       --     (2.3)     1.7

---------------
(1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

  Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     NET REVENUE. Net revenue for the three months ended September 30, 2000 increased $23.0 million, or 10.9%, to $233.5 million from $210.5 million during the three months ended September 30, 1999. During the three months ended September 30, 2000, fee-for-service revenue was 83.8% of net revenue compared to 82.2% during the three months ended September 30, 1999. Contract revenue represented 14.9% of net revenue for the three months ended September 30, 2000, and 16.6% for the three months ended September 30, 1999.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

Other revenue represented 1.4% of net revenue for the three months ended September 30, 2000, and 1.2% for the three months ended September 30, 1999. The increase in fee-for-service revenue as a percentage of total revenue was driven by new fee-for-service contracts, the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on existing fee-for-service contracts. Net revenue as a percentage of net revenue less provision for uncollectibles was 156.3% for the three months ended September 30, 2000 as compared to 153.8% during the three months ended September 30, 1999.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $84.1 million for the three months ended September 30, 2000 compared to $73.7 million for the three months ended September 30, 1999, an increase of $10.5 million or 14.2%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 56.3% for the three months ended September 30, 2000 compared to 53.8% for the three months ended September 30, 1999, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue and increases in fee-for-service revenue as a percentage of net revenue.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended September 30, 2000 increased $12.5 million, or 9.2%, to $149.4 million from $136.9 million for the corresponding quarter in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $13.5 million, or 11.2%, to $134.5 million during 2000 from $121.0 million during 1999, primarily due to increases in patient volume. Acquisitions contributed $1.8 million and new contracts obtained through internal sales contributed $9.7 million of the increase. Offsetting the increase between periods was $12.5 million of net revenue from contracts terminated.

     PROFESSIONAL EXPENSES. Professional expenses for the three months ended September 30, 2000 were $115.3 million compared to $107.7 million for the corresponding quarter in 1999. This increase between periods in professional expenses is due to cost increases in professional and medical support costs resulting from increased patient volume. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 77.2% for the three months ended September 30, 2000 from 78.7% for the corresponding quarter in 1999.

     GROSS PROFIT. Gross profit increased to $34.1 million for the three months ended September 30, 2000 from $29.2 million for the corresponding quarter in 1999. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.8% for the three months ended September 30, 2000 from 21.3% for the three months ended September 30, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2000 increased to $17.5 million from $14.2 million for the corresponding quarter in 1999. The increase between periods was due to several factors in addition to the effects of inflationary year over year cost increases. Commissions and sales incentives increased approximately $.8 million between periods reflecting the variation in compensation expense as measured under the Company's various incentive-based performance plans. In addition, the Company incurred approximately $.7 million of increased costs in 2000, principally consulting costs, associated with various performance and growth initiatives. The remaining increase in costs between periods is attributable to the continued development of the Company's infrastructure following its recapitalization in 1999. General and administrative expenses as a percentage of revenues less provision for uncollectibles increased to 11.7% during the three months ended September 30, 2000 from 10.4% during the corresponding quarter in 1999.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

     TERMINATED TRANSACTION EXPENSE. During the three months ended September 30, 2000, the Company terminated discussions with respect to a potential acquisition target. Costs of $2.0 million previously incurred for work performed in connection with the potential acquisition were expensed in the period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2000 increased to $3.6 million from $2.5 million for the same quarter in 1999, primarily due to the Company's investment in the development of its infrastructure and other technology initiatives as well as increased amortization expense associated with payments made under contingent acquisition obligations since July 1, 1999.

     NET INTEREST EXPENSE. Net interest expense increased $0.1 million to $6.4 million for the three months ended September 30, 2000 compared to $6.3 million for the corresponding quarter in 1999.

     INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 was $1.9 million compared to $2.8 million for the three months ended September 30, 1999. The decrease in income tax expense for the three months ended September 30, 2000 over the same period in 1999 was due to the lower income before income taxes in 2000 resulting from the factors described above.

     NET INCOME. Net income for the three months ended September 30, 2000 was $2.5 million compared to a net income of $3.2 million for the three months ended September 30, 1999.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $2.7 million and $2.5 million of dividends on its outstanding mandatory redeemable preferred stock for the three months ended September 30, 2000 and 1999, respectively.

     EBITDA. EBITDA for the three months ended September 30, 2000 was $14.6 million compared to $15.0 million for the three months ended September 30, 1999.

     EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as Management fees and other expenses and recapitalization expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

  Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     NET REVENUE. Net revenues for the nine months ended September 30, 2000 increased $53.9 million, or 8.5%, to $686.9 million from $633.0 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, fee-for-service revenue was 83.3% of net revenue as compared to 82.0% during the nine months ended September 30, 1999. Contract revenue represented 15.4% of net revenue for the nine months ended September 30, 2000, and 16.8% for the nine months ended September 30, 1999. Other revenue represented 1.3% of net revenue for the nine months ended September 30, 2000, and 1.2% for the nine months ended September 30, 1999. The increase in fee-for-service revenue as a percentage of total revenue was driven by new fee-for-service contracts, the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on existing fee-for-service contracts. Net revenue as a

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

percentage of net revenue less provision for uncollectibles was 155.8% for the nine months ended September 30, 2000 compared to 157.6% for the nine months ended September 30, 1999.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $246.1 million for the nine months ended September 30, 2000 compared to $231.3 million for the nine months ended September 30, 1999, an increase of $14.8 million or 6.4%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.8% for the nine months ended September 30, 2000 compared to 57.6% for the nine months ended September 30, 1999, reflecting management's estimate of improvement in bad debt experience. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue and increases in fee-for-service revenue as a percentage of net revenue.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the nine months ended September 30, 2000 increased $39.1 million, or 9.7%, to $440.8 million from $401.7 million for the corresponding period in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $28.2 million, or 7.9%, to $383.8 million during 2000 from $355.6 million during 1999, primarily due to increases in patient volume. Acquisitions contributed $3.8 million and new contracts obtained through internal sales contributed $26.6 million of the increase. Offsetting the increases between periods was $28.5 million of net revenue from contracts terminated.

     PROFESSIONAL EXPENSES. Professional expenses for the nine months ended September 30, 2000 were $340.7 million compared to $321.7 million for the corresponding period in 1999. This increase was due primarily to cost increases in professional and medical support costs driven by increasing patient volume period over period. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 77.3% for the nine months ended September 30, 2000 from 80.1% for the corresponding period in 1999.

     GROSS PROFIT. Gross profit increased to $100.0 million for the nine months ended September 30, 2000 from $79.9 million for the corresponding period in 1999. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.7% for the nine months ended September 30, 2000 from 19.9% for the nine months ended September 30, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 increased to $51.2 million from $45.3 million for the corresponding period in 1999. The increase between periods was due to several factors in addition to the effects of inflationary year over year cost increases. Commissions and incentives increased approximately $1.5 million between periods reflecting compensation expense as measured under the Company's various incentive-based performance plans. In addition, the Company incurred approximately $0.9 million of increased costs in 2000 associated with various performance and growth initiatives. The remaining increase in costs between periods is attributable to the continued development of the Company's infrastructure following its recapitalization in 1999. General and administrative expenses as a percentage of revenues less provision for uncollectibles increased to 11.6% for the nine months ended September 30, 2000 from 11.3% for the corresponding period in 1999.

     TERMINATED TRANSACTION EXPENSE. During the nine months ended September 30, 2000, the Company terminated discussions with respect to a potential acquisition target. Costs of $2.0 million previously incurred for work performed in connection with the potential acquisition were expensed in the period.

     RECAPITALIZATION EXPENSE AND MANAGEMENT FEE AND OTHER
EXPENSES. Recapitalization expense and management fee for the nine months ended September 30, 2000 were $0.5 million compared to $16.4 million for the nine months ended September 30, 1999. This decrease was primarily due to expenses of $16.0 million incurred for the nine months ended September 30, 1999 related to the recapitalization.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2000 increased to $9.5 million from $6.9 million for the nine months ended September 30, 1999, due to continued investment in the development of infrastructure and technology initiatives as well as increased amortization expense associated with payments made under contingent acquisition obligations since January 1, 1999.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended September 30, 2000 increased to $19.3 million from $14.3 million for the nine months ended September 30, 1999. The increase in net interest expense is due to the Senior Credit Facility and Notes issued on March 12, 1999.

     INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2000 was $7.2 million compared to an income tax benefit of $0.6 million for the nine months ended September 30, 1999. The income tax expense for the nine months ended September 30, 2000 compared to the income tax benefit over the same period in 1999 reflects the Company's increase in income before income taxes between periods resulting from the factors described above.

     NET INCOME. Net income for the nine months ended September 30, 2000 was $10.4 million compared to a net loss of $2.3 million for the nine months ended September 30, 1999.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $8.1 million and $5.5 million of dividends on its outstanding mandatory redeemable preferred stock for the nine months ended September 30, 2000 and 1999, respectively.

     EBITDA. EBITDA for the nine months ended September 30, 2000 was $46.9 million as compared to $43.7 million during the nine months ended September 30, 1999.

     EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as Management fees and other expenses and recapitalization expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

     As of September 30, 2000, the Company had $117.8 million in working capital, as compared to $103.8 million as of December 31, 1999. The Company's principal sources of liquidity consisted of: (i) cash and cash equivalents aggregating $45.4 million as of September 30, 2000 and $29.8 million as of December 31, 1999; (ii) accounts receivable totaling $151.8 million as of September 30, 2000 and $152.4 million as of

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

December 31, 1999; and (iii) $49.8 million and $49.9 million of borrowing capacity under a revolving line of credit with a syndicate of lenders as of September 30, 2000 and December 31, 1999, respectively.

     For the nine months ended September 30, 2000, $36.9 million in cash was provided by operations due to net income and non-cash charges such as depreciation and amortization and provision for uncollectibles offset by a net use of cash for changes in operating assets and liabilities. The primary changes in operating assets and liabilities consist of increases in accounts receivable offset by decreases in tax accounts and increases in accrued compensation and accrued malpractice. Cash of $11.1 million was used in investing activities for the nine months ended September 30, 2000 primarily related to purchases of property and equipment and payments under earnout agreements. Cash of $10.3 million was used by financing activities for the nine months ended September 30, 2000, primarily because the Company repaid $9.5 million of the Term loans and other debt during the period.

     For the nine months ended September 30, 1999, $31.0 million in cash was provided by operations due to non-cash charges such as depreciation and amortization, provision for uncollectibles, and recapitalization expenses offset by a net loss and a net use of cash for changes in operating assets and liabilities. The primary changes in operating assets and liabilities consist of increases in accounts receivable and income tax accounts offset by increases in accounts payable, accrued compensation, other accrued liabilities and accrued malpractice. Cash of $11.5 million was used in investing activities for the nine months ended September 30, 1999 primarily related to purchases of property and equipment and payments under earnout agreements. Cash of $6.9 million was provided by financing activities for the nine months ended September 30, 1999 as proceeds from borrowings under the Senior Credit Facilities and Notes exceeded payments made to MedPartners under the Recapitalization and the transaction costs of the Recapitalization.

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

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest rate swap agreements are used to manage a portion of the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the nine months ended September 30, 2000, the Company received a weighted average rate of 6.41% and paid a weighted average of 5.63% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.63% and the weighted average receive rate is 6.66%, using the rate in effect at September 30, 2000.

     At September 30, 2000, the fair value of the Company's total debt, which has a carrying value of approximately $232.5 million, was approximately $224.0 million. The Company had $132.5 million of variable

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

debt outstanding at September 30, 2000, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1.0% more during the twelve months ended September 30, 2001, the Company's interest expense would increase, and income before income taxes would decrease by approximately $0.8 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on November 9, 2000.

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