Form 10-K
period 2000-12-31
TEAM HEALTH INC
filed 2001-03-07
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 333-80337

                                 TEAM HEALTH, INC.
              (EXACT NAME OF REGISTRANT AS IT APPEARS IN ITS CHARTER)

                  TENNESSEE                                      62-1562558
       (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER ID NUMBER)
        INCORPORATION OR ORGANIZATION)

       1900 WINSTON ROAD, KNOXVILLE, TN                            37919
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (865) 693-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, par value $.01 per share -- 10,000,000 shares as of March 7, 2001. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Terms used herein such as "we", "us" and "our" are references to Team Health, Inc. and its affiliates ("Team Health"), as the context requires.

     In a transaction that closed on March 12, 1999, affiliates of Madison Dearborn Partners, Inc., Cornerstone Equity Investors, LLC and Beecken Petty & Company, LLC, three private equity firms (the "Equity Sponsors") and some members of our senior management acquired Team Health from Pacific Physician Services, Inc. ("Physician Services"), a wholly owned subsidiary of Caremark, Rx, Inc., formerly known as MedPartners, Inc. ("MedPartners") in a recapitalization transaction. The acquisition of Team Health was structured as a recapitalization in order to qualify for recapitalization accounting. Under this method of accounting, the historical basis of Team Health's assets and liabilities were not affected by the acquisition. As a result of the recapitalization, Team Health Holdings, L.L.C. ("Team Health Holdings") acquired 92.7% of our common stock and 94.3% of our preferred stock. Team Health Holdings is a holding company through which the Equity Sponsors and some members of our senior management invested in Team Health.

     As a result of the recapitalization, Team Health Holdings owned securities representing approximately 93% of the voting power of our outstanding capital stock and Physician Services owns securities representing approximately 7% of the voting power of our outstanding capital stock. In connection with the recapitalization, MedPartners received aggregate consideration of $336.9 million, consisting of $327.6 million in cash, $6.8 million in equity retained by Physician Services and the assumption of $2.5 million of existing indebtedness of MedPartners. The $327.6 million in cash paid to MedPartners included an $8.7 million cash payment to some members of our management by Team Health on behalf of MedPartners with respect to accrued management bonuses owed by MedPartners to those members of our management. In addition, we assumed some contingent payment obligations. These contingent payments may be paid over a three-year period following the recapitalization to the sellers of various acquired groups in the event that those acquired groups achieve designated financial targets. As of December 31, 2000, we believe these contingent payments will not exceed a total of $12.5 million.

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

          (4) a contribution by some of our members of management; and

          (5) equity of Team Health retained by Physician Services.

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States with 361 hospital contracts in 29 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services, including the:

     - recruiting, scheduling and credentials coordination for clinical and non-clinical medical professionals;

     - provision of administrative support services, such as payroll, insurance coverage and continuing education services; and

     - coding, billing and collection of fees for services provided by medical professionals and hospitals.

     Since our inception, we have focused primarily on providing outsourced services to emergency department and urgent care centers, which accounted for approximately 83.7% of our net revenue less provision for uncollectibles in 2000. We generally target larger hospitals with high volume hospital emergency departments whose patient volumes are more than 15,000 patient visits per year. In higher volume emergency departments, we believe we can generate attractive margins, establish stable long-term relationships, obtain attractive payor mixes and recruit and retain high quality physicians. The healthcare environment is becoming increasingly complex due to changes in regulations, reimbursement policies and the evolving nature of managed care. As a result, hospitals are under significant pressure to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and standardized models to improve service, increase the quality of care and reduce administrative costs. Specifically, hospitals have become increasingly challenged to manage hospital clinical areas effectively due to:

     - increasing patient volume;

     - complex billing and collection procedures; and

     - the legal requirement that hospital emergency departments examine and treat all patients.

     We believe we are well positioned to continue to capitalize on the current outsourcing trends as a result of our:

     - national presence;

     - sophisticated information systems and standardized procedures that enable us to efficiently manage staffing and administrative services as well as the complexities of the billing and collections process;

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

     We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital emergency department and urgent care center sector. According to the Health Care Financing Administration, national healthcare spending is expected to increase from 13.6% of gross domestic product, or $1.1 trillion, in 1997 to 16.2% of gross domestic product, or $2.2 trillion, by the year 2008, representing a 6.8% compound annual growth rate. Hospital services have historically represented the single largest component of these costs, accounting for approximately 34% of total healthcare spending in 1997. According to industry sources, in 1997 approximately 5,000 U.S. hospitals operated hospital emergency departments and 80% of these hospitals outsourced their physician staffing and administrative services. In the same year, emergency department expenditures were approximately $20 billion, with emergency departments physician services accounting for approximately $7 billion. According to the American Hospital Association, emergency departments handle approximately 100 million patient visits annually and nearly 40% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 3.0% between 1988 and 1996.

COMPETITION

     The healthcare services industry is highly competitive and, especially in recent years, has been subject to continuing changes in how services are provided and how providers are selected and paid. Competition for outsourced physician staffing and administrative service contracts is based primarily on:

     - the ability to improve department productivity and patient satisfaction while reducing overall costs;

     - the breadth of staffing and management services offered;

     - the ability to recruit and retain qualified physicians; and

     - billing and reimbursement expertise.

     Our national competitors in the provision of staffing and administrative services to hospitals and healthcare providers include EmCare, Inc., a subsidiary of Laidlaw, Inc., Sheridan Healthcare, Inc., PhyAmerica Physician Group, Inc. and National Emergency Services. Radiologix, Inc. is our principal national competitor in the provision of radiology staffing and administrative services. There are also many local and regional companies, which provide physician staffing and administrative services. We also compete against the hospital internal management for its physician staffing and administrative needs.

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

COMPETITIVE STRENGTHS

     Although the healthcare services industry is highly competitive, we believe we are able to compete effectively due to the following strengths:

     LEADING MARKET POSITION. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States. In addition, we believe we are also among the largest providers of outsourced radiology staffing and administrative services and have a growing presence in other hospital departments such as pediatrics and inpatient services. We believe our ability to spread the relatively fixed costs of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to gain market share from less sophisticated local and regional service providers. Furthermore, we have a geographically diverse base of 361 hospital contracts, with average contract tenure of approximately seven years. In 2000, the largest single contract accounted for no more than 1.16% of our net revenue less provision for uncollectibles, and as a result, the loss of any contract would not significantly impact our financial performance.

     REGIONAL OPERATING MODEL SUPPORTED BY A NATIONAL INFRASTRUCTURE. We service our client hospitals from 14 regional operating units, which allows us to deliver locally focused services with the resources and sophistication of a national provider. Our local presence creates closer relationships with hospitals, resulting in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to local hospital administrators, who generally make decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional operating units with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts and risk management. We believe our regional operating model supported by our national infrastructure improves productivity and quality of care while reducing the cost of care.

     SIGNIFICANT INVESTMENT IN INFORMATION SYSTEMS AND PROCEDURES. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentials coordination and payroll functions among our regional operating units, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a locally-based service provider. Over the last five years, we have spent over $10 million to develop and maintain integrated, advanced systems to facilitate the exchange of information among our regional operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, our WaitLoss(TM) process improvement program, our TeamWorks(TM) physician database and software package and the company-wide application of best practices. As a result of this investment, we believe our average cost per patient billed and average cost per physician recruited are among the lowest in the industry. The strength of our information systems has enhanced our ability to collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

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

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with Team Health and its predecessor entities since 1979. Our top 20 executives have an average of over 20 years experience in the outsourced physician staffing and medical services industry. Twenty members of our management team contributed an aggregate of $8.5 million in connection with the recapitalization, which together with performance-based options, represents an indirect fully diluted ownership interest of approximately 18.5%. As a result of its substantial equity interest, we believe our management team has significant incentive to continue to increase our revenue and profitability.

GROWTH STRATEGY

     The key elements of our growth strategy are as follows:

     INCREASE REVENUE FROM EXISTING CUSTOMERS. We have a strong record of increasing revenue from existing customers. In 2000, net revenue less provision for uncollectibles from continuing contracts grew by approximately 8.5%. We plan to continue to increase revenue from existing customers by

     - continuing to improve documentation of care delivered, capturing full reimbursement for services provided;

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

We believe the number of high volume hospital clinical departments will grow as patient visits increase and hospital consolidation continues.

     Furthermore, we believe that our market share of larger volume hospital clinical departments is likely to increase as a result of our

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

Since 1996, we have won 152 new outsourced contracts.

     GROW THROUGH ACQUISITIONS. We intend to continue to pursue strategic acquisitions of contracts currently held by local and regional physician groups. Many of these physician groups are faced with increasing pressure to provide the systems and services of a larger organization. The market for outsourced emergency department physician staffing services for hospitals and other healthcare providers is highly fragmented. Approximately 54% of the market is served primarily by small, local and regional physician groups who generally lack the resources and depth of services necessary to compete with national providers. We have developed and implemented a disciplined acquisition methodology utilized by our in-house mergers and acquisitions team. Since 1996, we have completed 19 acquisitions. We expect to continue to fund acquisitions using our cash resources.

INDUSTRY

     According to Health Care Financing Administration, national healthcare spending is expected to increase from 13.6% of gross domestic product, or $1.1 trillion, in 1997 to 16.2% of gross domestic product, or $2.2 trillion, by the year 2008, representing a 6.8% compound annual growth rate. Hospital services have historically represented the single largest component of these costs, accounting for more than 34% of total healthcare spending. In the increasingly complex healthcare regulatory, managed care and reimbursement environment, hospitals are under significant pressure from the government and private payors both to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs.

     In addition, the healthcare industry is experiencing an increasing trend towards outpatient therapy rather than the traditional inpatient treatment. Healthcare reform, such as the Health Care Financing Administration reimbursement code reforms and the growth of managed care, places an increasing emphasis on reducing the time patients spend in hospitals. As a result, the severity of illnesses and injuries treated in an emergency department or urgent care center is likely to increase when these patients require emergency medical attention.

     HOSPITAL EMERGENCY DEPARTMENTS AND URGENT CARE CENTERS. According to industry sources, in 1999 approximately 5,000 U.S. hospitals operated emergency departments and 80% of these hospitals had outsourced their physician staffing and administrative services. According to the American Hospital Association, hospital emergency departments handle nearly 100 million patient visits annually, and nearly 40% of all hospital inpatient admissions originate in the emergency department. According to the American Hospital Association, the average number of patient visits per hospital emergency department increased at a compound annual growth rate of 3.0% between 1988 and 1996. The market for outsourced emergency department medical and administrative services is highly fragmented. Approximately 54% of the market is served by a large number of small, local and regional physician groups. These local providers generally lack the depth of services and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

     RADIOLOGY. According to the 1998-1999 Medical and Healthcare Marketplace Guide, total spending on radiology services in the U.S. in 1998 was estimated at $69 billion or approximately 5% of annual healthcare expenditures, with 70% of this spending in hospital settings. According to the American College of Radiology, there were approximately 3,200 radiology groups in the U.S. in 1996, representing approximately 27,000 radiologists who performed approximately 350 million radiological procedures in 1995. As with outsourced hospital emergency department medical and administrative services, the market for outsourced radiology services is highly fragmented and served by a large number of small local and regional radiology groups. Competition for outsourced radiology services contracts is intense and based on the ability of the radiology group to provide a high level of medical and non-medical services. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment and information systems required to meet the increasingly complex needs of hospitals.

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

CONTRACTUAL ARRANGEMENTS

     HOSPITALS. We provide outsourced physician staffing and administrative services to hospitals and healthcare providers under fee-for-service contracts and flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting our affiliated physicians medical staff privileges and exclusivity for services, to authorize us to bill and collect the professional component of the charges for such medical services. Under the fee-for-service arrangements, we bill patients and third party payors for services rendered. Depending on the magnitude of services provided to the hospital and payor mix, we may also receive supplemental revenue from the hospital. In a fee-for service arrangement, we accept responsibility for billing and collection.

     Under flat-rate contracts, the hospital performs the billing and collection services of the professional component and assumes the risk of uncollectibility. In return for providing the physician staffing and administrative services, the hospital pays a contractually negotiated fee.

     In 2000, approximately 79% of our net revenue less provision for uncollectibles was generated from fee-for-service contracts. Our contracts with hospitals do not require any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with staffing the contracts.

     Contracts with hospitals generally have terms of three years and are generally automatically renewable under the same terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our contracts is approximately seven years.

     PHYSICIANS. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically pay the physicians a flat hourly rate for each hour of coverage provided at rates comparable to the market in which they work, with the exception of those physicians employed by us, who are paid a base salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians. As such, employed physicians typically receive a lower flat hourly rate.

     Our contracts with physicians are generally perpetual and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2000, we had working relationships with approximately 2,200 physicians, of which approximately 1,500 were independently contracted, and over 250 other healthcare professionals.

SERVICE LINES

     We provide a full range of outsourced physician staffing and administrative services in emergency medicine, radiology, inpatient services, pediatrics, and other departments of the hospital. As hospitals and other healthcare providers experience growing pressure from managed care companies and other payors to reduce costs while maintaining or improving the quality of service, we believe hospitals and providers will increasingly turn to a single-source with an established track record of success for outsourced physician staffing and administrative services. As the outsourcing trend grows, we believe our delivery platform of regional operating units supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our competitors.

     EMERGENCY DEPARTMENT. We believe we are one of the largest providers of outsourced physician staffing and administrative services for hospital emergency departments in the United States. Approximately 83.7% of our net revenue less provision for uncollectibles in 2000 came from hospital emergency department contracts. As of December 31, 2000, we independently contracted with or employed approximately 2,050 hospital emergency department physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Publications such as the Emergency Physician Legal Bulletin(TM) and Case Studies of Customer Service in the Emergency Department(TM) are delivered to all client hospitals and physicians on a quarterly basis. Physician documentation templates promote compliance with federal documentation guidelines and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

     Since 1996, Team Health has merged with or acquired the contracts of 13 hospital emergency department and physician groups. The acquired hospital emergency department contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year. Since 1996, we have also successfully negotiated 104 new outsourced hospital emergency department contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

     Partially offsetting the growth in the number of hospital emergency department contracts attributed to acquisitions and direct sales are contract terminations. Since 1996, 148 hospital emergency department contracts in total were terminated. Our cancellations can be attributed primarily to the elimination of low margin contracts obtained in connection with acquisitions. Hospital cancellations can be attributed to consolidation among hospitals, medical staff politics and pricing. In 2000, we had a net loss of three emergency department contracts.

     RADIOLOGY. We believe we are one of the largest providers of outsourced radiology physician staffing and administrative services in the United States. We contract directly or through the regional operating units with selected radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. As of December 31, 2000, we employed over 100 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers. We believe the advantages of contracting with us include our ability to provide 24-hour radiology coverage through a combination of on-site services and/or teleradiology coverage, a means of electronically transmitting patient images and consultative text from one location to another.

     INPATIENT SERVICES. We are one of the largest providers of outsourced physician staffing and administrative services for inpatient services, which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost plus or flat rate basis. As of December 31, 2000, we independently contracted with or employed approximately 70 inpatient physicians. Since 1996, we experienced net revenue and contract growth in our inpatient services business primarily due to new contract sales, acquisitions, and to a lesser extent, rate increases on existing contracts.

     PEDIATRICS. We also provide outsourced pediatrics physician staffing and administrative services for general and pediatrics hospitals. We provide these services on a cost plus or flat rate basis. These services include pediatrics emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 2000, we independently contracted with or employed over 75 pediatrics physicians. Since 1996, we have experienced net revenue and contract growth in our outsourced pediatrics physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts.

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

SERVICES

     We provide a full range of outsourced physician staffing and administrative services for emergency medicine, radiology, inpatient services, pediatrics, and other areas of the hospital.

     Our outsourced physician staffing and administrative services include:

     - Contract Management

     - Staffing

     - Recruiting

     - Credentials Coordination

     - Scheduling

     - Payroll Administration and Benefits

     - Information Systems

     - Consulting Services

     - Billing and Collection

     - Risk Management

     - Continuing Education Services

     CONTRACT MANAGEMENT. Our delivery of services for a clinical area of the hospital is led by an experienced contract management team of clinical and other healthcare professionals. The team includes a Regional Medical Director, an on-site Medical Director and a Client Services Manager. The Medical Director is a physician with the primary responsibility of managing the physician component of a clinical area of the hospital. The Medical Director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the Medical Director works closely with the regional operating unit operations staff to meet the clinical area's ongoing recruiting and staffing needs.

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

     RECRUITING. Many hospitals lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of over 30 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with hospitals. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

     We have committed significant resources to the development of a proprietary national physician database to be shared among our regional operating units. This database is in operation at all operating units. The database uses the American Medical Association Master file of over 1,000,000 physicians as the raw data source on potential candidates. Recruiters contact prospects through telemarketing, direct mail, conventions, journal advertising and our Internet site to confirm and update the information. Prospects expressing interest in one of our practice opportunities provide more extensive information on their training, experience, and references, all of which is added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

     CREDENTIALS COORDINATION. We gather primary source information regarding physicians to facilitate the review and evaluation of physicians' credentials by hospitals.

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

     INFORMATION SYSTEMS. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include

     TeamWorks(TM), a national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentials coordination, automated application generation, scheduling, and payroll operations.

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

     MANAGED CARE CONTRACTING. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payors. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payors, physicians and hospitals. We provide managed care consulting services in the areas of contracting, negotiating, reimbursement analysis/projections, payor/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payors continue to be traditional fee-for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

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

     BILLING AND COLLECTION. Our billing and collection services are a critical component of our business. Our billing and collections operations are concentrated in five core-billing facilities and operate on a uniform billing system -- the IDX software system. The IDX system has proven to be a powerful billing and accounts receivable software package, with strong reporting capabilities and a proven record of improving collections while reducing billing expenses. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is the electronic registration interface that gathers registration information directly from the hospitals' management information systems. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have markedly diminished labor and postage expenses. At the present time, substantially all 6,000,000 billed annual patient encounters are being processed by the five billing facilities. The remaining annual patient encounters are being processed by third-party billing companies and will be transitioned to one of the five billing facilities in the future.

     We also operate an internal collection agency called IMBS. This agency utilizes an advanced collection agency software package linked to a predictive dialer. Substantially all collection placements generated from our billing facilities are sent to the IMBS agency. Comparative analysis has shown that the internal collection agency has markedly decreased expenses previously paid to outside agencies and improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

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

     Through our risk management staff, quality assurance staff and the Medical Director, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits.

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

OPERATIONS

     We currently operate through 14 regional operating units, which are listed in the table below. The operating units are managed semi-autonomously by senior physician leaders and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

NAME                                           LOCATION          PRINCIPAL SERVICES
----                                    ----------------------   ------------------
The Emergency Associates for
  Medicine............................        Tampa, FL                ED
Emergency Coverage Corporation........      Knoxville, TN              ED
Emergency Physician Associates........       Woodbury, NJ              ED
Emergency Professional Services.......  Middleburg Heights, OH         ED
InPhyNet Medical Management...........    Ft. Lauderdale, FL           ED
Northwest Emergency Physicians........       Seattle, WA               ED
Radiology Associates of Hollywood.....      Hollywood, FL           Radiology
Reich, Seidelmann, and Janicki........        Solon, OH             Radiology
Sheer, Ahearn & Associates............        Tampa, FL             Radiology
Southeastern Emergency Physicians.....      Knoxville, TN              ED
Team Health Southwest.................       Houston, TX               ED
Team Radiology........................      Knoxville, TN           Radiology
Team Health West......................      Pleasanton, CA             ED
Daniel and Yeager.....................      Huntsville, AL        Locum Tenens

INSURANCE

     We require the physicians with whom we contract to obtain professional liability insurance coverage. For both our independently contracted and employed physicians, we typically arrange the provision of claims-made coverage of $1,000,000 per incident and $3,000,000 annual aggregate per physician and $1,000,000 per incident and $50,000,000 for all incidents during the term of the policy. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

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

EMPLOYEES

     As of December 31, 2000, we had approximately 2,700 employees, of which approximately 900 were physicians and other healthcare professionals with remaining employees working in billing and collections, operations and administrative support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

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

     STATE LAWS REGARDING PROHIBITION OF CORPORATE PRACTICE OF MEDICINE AND FEE SPLITTING ARRANGEMENTS. We currently provide outsourced physician staffing and administrative services to hospitals and clinics in 29 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians. In 2000, we derived approximately 7% of our net revenue less provision for uncollectibles from California. The laws of some states, including Florida do not prohibit non-physician entities from practicing medicine but generally retain a ban on some types of fee splitting arrangements. In 2000, we derived approximately 20% of our net revenues less provision for uncollectibles from Florida. While we seek to comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including noncompetition agreements with physicians, professional corporations and hospitals will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee-splitting.

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

     The Health Insurance Portability and Accountability Act of 1996 created a mechanism for a provider to obtain written interpretative advisory opinions under the federal anti-kickback statute from the Department of Health and Human Services regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies, e.g. the Department of Justice. In 1998, the Department of Health and Human Services issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, might constitute illegal remuneration under the federal anti-kickback statute. The Department of Health and Human Services' analysis was apparently based on a determination that the proposed management services arrangement included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the Department of Health and Human Services. Nevertheless, we cannot assure you that the Department of Health and Human Services will not be able to successfully challenge our arrangements under the federal anti-kickback statute in the future.

     PHYSICIAN SELF-REFERRAL LAWS. Our contractual arrangements with physicians and hospitals likely implicate the federal physician self-referral statute commonly known as Stark II. In addition, a number of the states in which we operate have similar prohibitions on physician self-referrals. In general, these state prohibitions closely track Stark II's prohibitions and exceptions. Stark II prohibits the referral of Medicare and Medicaid patients by a physician to an entity for the provision of particular "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity. Stark II provides that the entity which renders the "designated health services", may not present or cause to be presented a claim to the Medicare or Medicaid program for "designated health services" furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent Stark II's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of Stark II is subject to monetary penalties of up to $15,000 per service, an assessment of up to twice the amount claimed, and possibly exclusion from participation in federal healthcare programs. Generally, these penalties are assessed against the entity that submitted the prohibited bill to Medicare or Medicaid; the government has, however, indicated that penalties would also apply to the referring physician because the physician "causes" the claim to be submitted by making the referral. The term "designated health services" includes several services commonly performed or supplied by hospitals or medical clinics to which we provide physician staffing. In addition, "financial relationship" is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement under which a physician receives remuneration. Stark II is broadly written, and at this point, the implementing regulations which clarify the statute have not been finalized. Currently, Phase I of the final regulations has been issued to clarify the meaning and application of only certain provisions of Stark II, including the general proscription against physician self-referrals, certain exceptions for ownership and compensation arrangements, and definitions of key terms. However, the Phase I regulations are subject to a 90-day comment period and may change as a result of the analysis of such comments. Phase II of the regulations will purportedly address the remaining provisions of Stark II as well as the comments received about Phase I regulations, but no date has been set for their issuance. Most provisions of the Phase I regulations applicable to our arrangements do not become effective until January 4, 2002. Regulations for a predecessor law, Stark I, which is applicable only to clinical laboratory services, were published in August 1995 and remain in effect while Phases I and II of the Stark II regulations are being finalized. Until Phases I and II are complete, we lack definitive guidance as to the application of certain key aspects of Stark II as they relate to our arrangements with physicians and hospitals. We believe that we can present reasonable arguments that our arrangements with physicians and hospitals either do not implicate Stark II or, if they do, that they comply with its requirements. Likewise, we believe that these arrangements substantially comply with similar state physician self-referral statutes. However, we cannot assure you that the government will not be able to successfully challenge our existing organizational structure and our contractual arrangements with affiliated physicians, professional corporations and hospitals as being inconsistent with Stark II or its state law equivalents.

     OTHER FRAUD AND ABUSE LAWS. The federal False Claims Act imposes civil and criminal liability on individuals and entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil monetary penalties and exclusion from the Medicare and Medicaid programs. In addition, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Civil monetary penalties under the False Claims Act and some other similar statutes may include treble damages and penalties of up to $10,000 per false or fraudulent claim. The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. The False Claims Act also allows a private individual with direct knowledge of fraud to bring a "whistleblower" or qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. In that event, the "whistleblower" is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the government recovering money. After the "whistleblower" has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. In the event the government declines to join the lawsuit, the "whistleblower" plaintiff may choose to pursue the case alone, in which case the "whistleblower's" counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a "whistleblower" suit on the government's behalf, the "whistleblower" plaintiff receives a statutory amount of up to 30% of the recovered amount from the government's litigation proceeds if the litigation is successful. Recently, the number of "whistleblower" suits brought against healthcare providers has increased dramatically. In addition, at least five states -- California, Illinois, Florida, Tennessee, and Texas -- have enacted laws modeled after the False Claims Act that allow these states to recover money which was fraudulently obtained by a healthcare provider from the state such as Medicaid funds provided by the state. We, along with a number of other industry participants, are named as defendants in a "whistleblower" suit, which alleges that we had inappropriate financial relationships with physicians and engaged in inappropriate billing practices in violation of the False Claims Act and provisions of the Medicare Statute. We believe that the assertions made in the complaint are unwarranted. However, we cannot provide you any assurance as to the outcome of this litigation. See "Business -- Legal Proceedings."

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

     RELATED LAWS AND GUIDELINES. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated physicians may be subject to laws, which are applicable to those entities. For example, we are subject to the Emergency Medical Treatment and Active Labor Act of 1986 which prohibits "patient dumping" by requiring hospitals and hospital emergency department or urgent care center physicians to provide care to any patient presenting to the hospital's emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay. Many states, in which we operate, including California, have similar state law provisions concerning patient dumping. In addition to the Emergency Medical Treatment and Active Labor Act of 1986 and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

     Prior to the recapitalization transactions, we operated under MedPartners' compliance program. Following the recapitalization, we implemented our own compliance program as of January 1, 2000, which is structured so as to reduce the likelihood of any noncompliant activities.

BUSINESS RISKS

     OUR SUBSTANTIAL INDEBTEDNESS COULD MAKE IT MORE DIFFICULT TO PAY OUR DEBTS, INCLUDING THE EXCHANGE NOTES, DIVERT OUR CASH FLOW FROM OPERATIONS FOR DEBT PAYMENTS, LIMIT OUR ABILITY TO BORROW FUNDS AND INCREASE OUR VULNERABILITY TO GENERAL ADVERSE ECONOMIC AND INDUSTRY CONDITIONS. We have a significant amount of indebtedness. As of December 31, 2000 we had total indebtedness of $229.2 million. Our substantial indebtedness could have important consequences to our business. For example, it could:

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

     - use assets as security in other transactions,

     - create liens,

     - sell substantially all of our assets or merge with or into other companies,

     - enter into sale and leaseback transactions, and

     - change the nature of our business.

     In addition, we must maintain minimum debt service and maximum leverage ratios under the senior bank facilities. Our failure to comply with the restrictions contained in the senior bank facilities and indenture could lead to an event of default, which could result in an acceleration of that indebtedness, and we may not have enough available cash to immediately repay such indebtedness. An acceleration under our senior credit facilities would also constitute an event of default under the indenture relating to the 12% senior subordinated notes due 2009.

     WE COULD BE SUBJECT TO MEDICAL MALPRACTICE LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not principally engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we cannot assure you that we will not become involved in this type of litigation in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us. We typically provide claims-made coverage to affiliated physicians and other healthcare practitioners with limits of $1,000,000 per incident and a total annual limit of $3,000,000 per physician for all incidents. In addition, we obtain claims-made coverage for Team Health with limits of $1,000,000 per incident and $50,000,000 for all incidents during the term of the policy. We believe these limits are appropriate based on our historical claims, the nature and risks of our business and standard industry practice. Nevertheless, we cannot assure you that the limits of coverage will be adequate to cover losses in all instances. We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims. We provide insurance to cover such incurred-but-not-reported claims. This type of insurance is generally referred to as "tail coverage." With respect to those physicians for whom we provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage. We cannot assure you that a future claim will not exceed the limits of available insurance coverage or that such accrual will be sufficient to cover any risks assumed by Team Health.

     WE MAY INCUR SUBSTANTIAL COSTS DEFENDING OUR INTERPRETATIONS OF GOVERNMENT REGULATIONS AND IF WE LOSE THE GOVERNMENT COULD FORCE US TO RESTRUCTURE AND SUBJECT US TO FINES, MONETARY PENALTIES AND EXCLUSION FROM PARTICIPATION IN GOVERNMENT SPONSORED PROGRAMS SUCH AS MEDICARE AND MEDICAID. Our operations and arrangements with healthcare providers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs. Of particular importance are: (1) provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, that, subject to limited exceptions, prohibit physicians from referring Medicare patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity; (2) provisions of the Social Security Act, commonly referred to as the "anti-kickback statute," that prohibit the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal health care programs, such as Medicare and Medicaid; (3) provisions of the Health Insurance Portability and Accountability Act of 1996 that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services; (4) the federal False Claims Act that imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government; (5) reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare programs; (6) similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
(7) state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians; (8) laws that regulate debt collection practices as applied to our internal collection agency and debt collection practices; and (9) federal laws such as the Emergency Medical Treatment and Active Labor Act of 1986 that require the hospital and emergency department or urgent care center physicians to provide care to any patient presenting to the emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay, and similar states laws; and (10) state and federal statutes and regulations that govern workplace health and safety. Each of the above may have related rules and regulations which are subject to interpretation and may not provide definitive guidance as to the application of those laws, rules or regulations to our operations, including our arrangements with hospitals, physicians and professional corporations. We have structured our operations and arrangements with third parties to substantially comply with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, we cannot assure you that the government will not successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to ou r operations and arrangements with third parties. With respect to state laws that relate to the practice of medicine by general business corporations and to fee splitting, while we seek to comply substantially with existing applicable laws, we cannot assure you that state officials who administer these laws will not successfully challenge our existing organization and our contractual arrangements, including noncompetition agreements with physicians, professional corporations and hospitals as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee-splitting. If federal or state government officials challenge our operations or arrangements with third parties which we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In the event regulatory action limited or prohibited us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural and organizational modifications of our company and/or our contractual arrangements with physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts as a result of a restructuring. Moreover, our financing agreements, including the indenture relating to our outstanding 12% senior subordinated notes due 2009 or the senior bank facilities may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of this indebtedness or require the refinancing of this indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course. We have not obtained an opinion of counsel with regard to our compliance with applicable state laws and regulations, and you should not construe the information contained herein regarding our compliance with applicable state laws and regulations as being based on an opinion of counsel. For a more detailed discussion of the regulatory frameworks affecting our business, see Regulatory Matters.

     IF GOVERNMENTAL AUTHORITIES DETERMINE THAT WE VIOLATE MEDICARE REIMBURSEMENT REGULATIONS, OUR REVENUES MIGHT DECREASE AND WE MIGHT HAVE TO RESTRUCTURE OUR METHOD OF BILLING AND COLLECTING MEDICARE PAYMENTS. The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. There is no exception that allows us to receive directly Medicare payments related to the services of independent contractor physicians. We use a "lockbox" model which we believe complies with the Medicare reassignment rules and we have notified Medicare carriers of the details of our lockbox billing arrangement. With respect to Medicare services that our independently contracted physicians render, Medicare carriers send payments for the physician services to a "lockbox" bank account under the control of the physician. The physician, fulfilling his contractual obligations to us, then directs the bank to transfer the funds in that bank account into a company bank account. In return, we pay the physician an agreed amount for professional services provided and provide management and administrative services to or on behalf of the physician or physician group. However, we cannot assure you that government authorities will not challenge our lockbox model as a result of changes in the applicable statutes and regulations or new interpretations of existing statutes and regulations. With respect to Medicare services that physicians employed by physician-controlled professional corporations render, Medicare carriers send payments for physician services to a group account under our control. While we seek to comply substantially with applicable Medicare reimbursement regulations, we cannot assure you that government authorities would find that we comply in all respects with these regulations.

     IF FUTURE REGULATION FORCES US TO RESTRUCTURE OUR OPERATIONS, INCLUDING OUR ARRANGEMENTS WITH PHYSICIANS, PROFESSIONAL CORPORATIONS, HOSPITALS AND OTHER FACILITIES, WE MAY INCUR ADDITIONAL COSTS, LOSE CONTRACTS AND SUFFER A REDUCTION IN REVENUE UNDER EXISTING CONTRACTS AND WE MAY NEED TO REFINANCE OUR DEBT OR OBTAIN DEBT HOLDER CONSENT. Legislators have introduced and may introduce in the future numerous proposals into the United States Congress and state legislatures relating to healthcare reform in response to various healthcare issues. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation. Further, although we exercise care in structuring our arrangements with physicians, professional corporations, hospitals and other facilities to comply in all significant respects with applicable law, we cannot assure you that: (1) government officials charged with responsibility for enforcing those laws will not assert that we, or transactions into which we have entered, violate those laws or (2) governmental entities or courts will ultimately interpret those laws in a manner consistent with our interpretation. The continual flux of healthcare rules and regulations at the federal, state and local level could revise the future of our relationships with the hospitals and physicians with whom we contract. In addition to the regulations referred to above, aspects of our operations are also subject to state and federal statutes and regulations governing workplace health and safety and, to a small extent, the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also effect our operations. Accordingly, changes in existing laws and regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation could force us to restructure our relationships with physicians, professional corporations, hospitals and other facilities. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenues under existing contracts. Moreover, if these laws require us to modify our structure and organization to comply with these laws, our financing agreements, including the indenture relating to our outstanding 12% senior subordinated notes due 2009 and the senior credit facilities may prohibit such modifications and require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness.

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

     WE COULD EXPERIENCE A LOSS OF CONTRACTS WITH OUR PHYSICIANS OR BE REQUIRED TO SEVER RELATIONSHIPS WITH OUR AFFILIATED PROFESSIONAL CORPORATIONS IN ORDER TO COMPLY WITH ANTITRUST LAWS. Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from Team Health and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts, which is negative in nature as to the relationship between our company, and the physicians/practices we contract with could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, the indenture relating to our outstanding 12% senior subordinated notes due 2009 and/or the senior bank facilities may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

     A RECLASSIFICATION OF OUR INDEPENDENT CONTRACTOR PHYSICIANS BY TAX AUTHORITIES COULD REQUIRE US TO PAY RETROACTIVE TAXES AND PENALTIES. As of December 31, 2000, we contracted with approximately 1,500 affiliated physicians as full time equivalent independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

     WE ARE SUBJECT TO THE FINANCIAL RISKS ASSOCIATED WITH OUR FEE- FOR-SERVICE CONTRACTS WHICH COULD DECREASE OUR REVENUE, INCLUDING CHANGES IN PATIENT VOLUME, MIX OF INSURED AND UNINSURED PATIENTS AND PATIENTS COVERED BY GOVERNMENT SPONSORED HEALTHCARE PROGRAMS AND THIRD PARTY REIMBURSEMENT RATES. We derive our revenue through two primary types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee-for-service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department physician-staffing context because federal law requires hospital emergency departments to treat all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

     OUR REVENUE COULD BE ADVERSELY AFFECTED BY A NET LOSS OF CONTRACTS. The average tenure of our existing contracts with clients is approximately seven years. Typically, either party may automatically renew these contracts on the same terms unless the other party has given notice of an intent not to renew. Likewise, generally, either party may terminate these contracts upon notice of as little as 30 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will not experience a net loss of contracts in the future and that any such net loss would not have a material adverse effect on our operating results and financial condition.

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

     THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR CONTRACT AND REVENUE BASE. The provision of outsourced physician staffing and administrative services to hospitals and clinics is characterized by a high degree of competition. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with both national and regional enterprises, some of which have substantially greater financial and other resources available to them. In addition, some of these firms may have greater access than us to physicians and potential clients. We also compete against local physician groups and self-operated hospital emergency departments for satisfying staffing and scheduling needs.

     WE ARE SUBJECT TO THE RISK THAT MEDPARTNERS WILL BE UNABLE TO FULFILL ITS OBLIGATIONS TO US UNDER THE RECAPITALIZATION AGREEMENT. Under the recapitalization agreement, each of MedPartners and Physician Services have indemnified, jointly and severally, subject to some limitations, Team Health Holdings and us against losses resulting from: (1) any misrepresentation or breach of any warranty or covenant of MedPartners or Physician Services contained in the recapitalization agreement, a claim for which is made in most cases within the 18 months following the closing of the recapitalization; (2) some claims or audits by governmental authorities; and (3) litigation matters specified in the recapitalization agreement, including some medical malpractice claims to the extent not covered by third-party insurance. With respect to some matters, we are only indemnified if our losses from certain indemnification claims exceed $3.7 million and do not exceed a total of $50 million. There is no basket or limit on the total payments with respect to other specified misrepresentations or breaches of warranties and some litigation matters. A significant negative change in the financial condition of MedPartners could prevent MedPartners from fulfilling its indemnification obligations. As such, with respect to the indemnification rights granted to us in connection with the recapitalization, we are subject to MedPartners' credit risk.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward looking statements are identified by the use of terms and phrases such as "anticipate", "that is", "could", "estimate", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report on Form 10-K, including those entitled "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve the plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report on Form 10-K set forth elsewhere in this report. All forward-looking statements attributable to Team Health or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this "Business Risks" section.

ITEM 2.  PROPERTIES

     We lease approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease facilities for the operations of the clinics, billing centers, and certain regional operations. We believe our present facilities are adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to seven years and monthly rents ranging from $1,300 to $43,000. Our aggregate monthly lease payments total approximately $430,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

     In July 1998, a lawsuit was filed against InPhyNet Medical Management, Inc. ("InPhyNet"), a subsidiary of Team Health, Inc., and several other unrelated defendants in the United States District Court for the District of Kansas. The case is captioned United States ex rel. George R. Schwartz v. InPhyNet Management, Inc. currently. The plaintiff in that case, George R. Schwartz, alleges that, based on Management Services contracts, InPhyNet and others had inappropriate financial relationships with hospital emergency department and urgent care center physicians and engaged in inappropriate billing practices in violation of the False Claims Act and the Medicare Anti-kickback Law as well as various other statutes. In his Fourth Amended Complaint, the plaintiff is seeking, among other relief,

          (1) an order that InPhyNet cease and desist from violating civil and criminal provisions of the federal False Claims Act, the assignment provisions of the Social Security Act, the Medicare federal anti-kickback statute, the mail fraud statute, and the Racketeer Influence and Corrupt Organization Act;

          (2) three times the amount of damages sustained by the United States government, an amount which is indeterminable at this time;

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

          (4) costs and attorneys' fees.

     If the plaintiff's challenge to the contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the recapitalization, subject to some limitations, MedPartners and Physician Services have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The case is currently set for jury trial on January 22, 2002 in Wichita, Kansas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     There were no matters submitted to a vote of securityholders during the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the equity securities of the Company. There were two holders of record of the Company's equity securities as of December 31, 2000. The Company has not declared any dividends on its shares of its common stock during fiscal years 2000 and 1999.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data presented below for the three-year period ended December 31, 2000 and the balance sheet data at December 31, 2000 and 1999 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data presented below for the two-year period ended December 31, 1997 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements that are not included in this report.

     Additionally, the following items should be noted:

          (1) In February 1996 and June 1997, MedPartners combined with Physician Services and InPhyNet Medical Management, Inc. ("InPhyNet"), respectively. In addition, MedPartners merged with several physician groups during 1996 and 1997. These business combinations were accounted for as poolings of interests by MedPartners. During 1997, MedPartners combined the operations of the Hospital Services Division ("Hospital Services") of InPhyNet with Team Health. The selected financial data below reflects the operations of these combinations for all periods presented.

          (2) Team Health acquired the operating assets of several medical staffing and related companies in the periods presented below. The results of the selected historical financial data reflect these acquisitions since their respective dates of acquisition. The accompanying notes to our audited consolidated financial statements reflect our pro forma results for 2000, 1999 and 1998 as though the acquisitions in those years had occurred at the beginning of the years presented.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes thereto included elsewhere in this report.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue.........................  $918,974    $852,153    $805,403    $737,018    $664,029
Less provision for uncollectibles...   329,291     309,713     257,618     227,362     204,069
                                      --------    --------    --------    --------    --------
Net revenue less provision for
  uncollectibles....................   589,683     542,440     547,785     509,656     459,960
Professional expenses...............   468,596     441,506     441,625     409,623     362,234
                                      --------    --------    --------    --------    --------
Gross profit........................   121,087     100,934     106,160     100,033      97,726
General and administrative
  expenses..........................    57,794      51,491      47,099      54,142      59,743
Terminated transaction expense......     2,000          --          --          --          --
Management fee and other expenses...       591         506       3,812       2,428         851
Depreciation and amortization.......    12,638       9,943       9,464       6,455       5,628
Recapitalization expense............        --      16,013          --          --          --
Write down of assets................        --          --       2,992       2,117          --
Interest expense, net...............    25,467      20,909       5,301         886         535
Novation program expense
  allocation........................        --          --          --      11,000          --
Merger expense......................        --          --          --      13,563       5,944
                                      --------    --------    --------    --------    --------
Earnings before income taxes........    22,597       2,072      37,492       9,442      25,025
Income tax expense..................     9,317       1,250      15,883       5,761       8,415
                                      --------    --------    --------    --------    --------
Earnings before cumulative effect of
  change in accounting principle....    13,280         822      21,609       3,681      16,610
Cumulative effect of change in
  accounting principle..............        --          --         912          --          --
Dividends on preferred stock........    10,783       8,107          --          --          --
                                      --------    --------    --------    --------    --------
Net earnings (loss) available to
  common stockholders...............  $  2,497    $ (7,285)   $ 20,697    $  3,681    $ 16,610
                                      ========    ========    ========    ========    ========
OTHER DATA:
EBITDA(1)...........................  $ 61,293    $ 58,443    $ 59,061    $ 32,328    $ 32,039
Adjusted EBITDA(2)..................    63,293          --      57,000          --          --
NET CASH PROVIDED BY (USED FOR):
Operating Activities................  $ 52,130    $ 37,963    $ 42,817    $ 42,475    $ 11,643
Investing Activities................   (12,900)    (14,984)    (22,838)    (34,339)     (9,224)
Financing Activities................   (13,646)      3,369     (21,975)     (8,255)     (4,869)
Capital Expenditures................    (7,359)    (10,615)     (5,015)     (7,474)     (6,854)
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents...........  $ 55,404    $ 29,820    $  3,472    $  5,468    $  5,550
Working capital.....................   124,105     107,550      98,780      90,487      82,921
Total assets........................   364,108     350,450     210,457     197,684     158,444
Total debt..........................   229,201     241,676       2,544       7,820       2,303
Mandatory redeemable preferred
  stock.............................   118,890     108,107          --          --          --
Total shareholders' equity
  (deficit).........................   (86,123)    (88,620)     98,729      96,393      97,596

---------------
(1) EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational and non-cash charges such as write down of assets, management fees and other expenses, Novation Program expense, and recapitalization expense. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) Adjusted EBITDA in 2000 represents EBITDA excluding terminated transaction expense of $2.0 million. Adjusted EBITDA for 1998 represents EBITDA less $2.1 million of incremental stand-alone costs that were incurred in fiscal year 1999 in order to replace certain services formerly provided by MedPartners.

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

INTRODUCTION.

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, with 361 hospital contracts in 29 states. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounted for approximately 83.7% of our net revenue less provision for uncollectibles in 2000. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services.

     ACQUISITIONS. Since 1996, we have successfully acquired and integrated the contracts of 19 hospital-based physician groups and related companies. Those contracts acquired from emergency department and urgent care center physician groups were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year.

     Prior to June 1997, acquisitions were financed primarily with MedPartners' stock. Subsequent acquisitions were financed through a combination of cash and future contingent payments. Ten of our acquisitions were accounted for using the purchase method of accounting. As such, operating results of those ten acquired businesses are included in our consolidated financial statements since their respective dates of acquisition. The remaining acquisitions, however, have been accounted for using the pooling of interests method of accounting whereby the historical results of the acquired companies are included in our consolidated financial statements. Following each acquisition, the acquired groups' financial accounting systems have been converted to our infrastructure systems.

     Strategic acquisitions continue to be a core component of our growth strategy. The market for outsourced medical services is highly fragmented and served primarily by small local and regional physician groups, which represent over 54% of the market and generally lack the resources and depth of services necessary to compete with national providers. Our acquisition strategy is to target those companies with strong clinical reputations and quality contracts with larger hospitals.

     CONTRACTS. Our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our 361 contracts with hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure is approximately seven years.

     Approximately 79% of our net revenue less provision for uncollectibles is generated from fee-for-service contracts under which we bill and collect the professional fees for the services provided at a particular hospital department. Conversely, under our flat-rate contracts, hospitals pay us a fee based on the hours of physician coverage provided, but the hospital is responsible for its own billing and collection. Because of our billing and collection expertise, our fee-for-service contracts typically result in higher margins. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physicians providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a company account.

     NET REVENUES AND PROVISION FOR UNCOLLECTIBLES. Net revenue consists of three components: fee-for-service revenue, contract revenue, and other revenue. Fee-for-service revenue represents revenue earned under contracts for which we bill and collect the professional component of the charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payments from patients or their third party payors. Contract revenue represents revenue generated under contracts in which we provide physician and administrative services in return for a contractually negotiated fee. Contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Other revenue consists primarily of revenue from management and billing services provided to outside parties.

     Revenues are recorded in the period the services are rendered as determined by the respective contracts with healthcare providers. As is standard in the healthcare industry, revenue is reported net of third party contractual adjustments. As a result, gross charges and net revenue differ considerably. Revenue in our financial statements is reported at net realizable amounts from patients, third-party payors and other payors. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

     In addition, we record a provision for uncollectibles, which represents our estimate of losses based on the experience of each individual contract. We update and record reserves for uncollectibles on an ongoing basis based on the age of receivables and our experience with payors depending on the location and service provided.

     Net revenue less the provision for uncollectibles is an estimate of cash collections and, as such, is a key measurement by which management evaluates the performance of individual contracts as well as the Company as a whole.

     Approximately 34% of our revenue less provision for uncollectibles from fee-for-service contracts is derived from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Funds received under Medicare and Medicaid are subject to audit and, accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by the Health Care Financing Administration and some state laws and regulations.

     PROFESSIONAL EXPENSES. Professional expenses primarily consist of fees paid to physicians and other providers under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers, professional liability insurance premiums for physicians under contract and other direct contract service costs. Approximately 70% of our physicians are independently contracted physicians who are not employed by us, and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided. We typically pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians. As such, employed physicians typically receive a lower flat hourly rate.

     Medical malpractice liability expenses are recorded under professional expenses. Under GAAP, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued either individually or on a group basis, based on the best estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claim payments. The accrual includes an estimate of the losses that will result from incidents which occurred during the reporting period, but were not reported that period. These claims are referred to as incurred-but-not-reported claims. Our historical statements of operations include a medical malpractice liability expense that is comprised of three components including insurance premiums, incurred-but-not-reported claims estimates, and self-insurance costs.

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

     We have entered into an agreement with a major national provider of medical malpractice insurance for a medical malpractice liability insurance policy that we believe will cover us for all claims made during the term of the agreement. The term of the agreement is for the period March 12, 1999 through March 12, 2001. The policy does not cover incidents that occur during such term, but for which no claim is made during the term. In March 2001, we will have the option to purchase a policy from the insurer that will cover the liability for all medical malpractice claims relating to incidents that occur during the term of the policy but for which no claim is made during that period. At this time, we have not yet determined if we will exercise our option to purchase this policy.

     TERMINATED TRANSACTION EXPENSE. During 2000, we terminated discussions with respect to a potential acquisition target. Costs of $2.0 million incurred in connection with the potential acquisition were expensed in 2000. These costs consisted primarily of professional fees paid to legal and accounting firms who assisted us with due diligence and evaluation of the potential transaction.

     MEDPARTNERS MANAGEMENT FEE. Prior to the recapitalization, MedPartners provided us with certain corporate services, including legal services, risk management, administration of some employment benefits, tax advice and preparation of tax returns, software support services and some financial and other services. These fees were allocated to us based on MedPartners' estimate of the approximate cost of such services. $2.9 million was recorded by us for this allocation in the consolidated statement of operations for the year ended December 31, 1998. The amount allocated is not necessarily indicative of the actual costs that may have been incurred. These expenses are significantly higher on a stand-alone basis. Management and independent consultants estimate that the costs that would have been incurred as a stand-alone entity would have been approximately $5.9 million in 1998.

     INCOME TAXES. Prior to the recapitalization, we were included as a part of some state and local returns and the consolidated federal tax return of MedPartners. As a result, the provision for income taxes was calculated and allocated to us from MedPartners. The amounts allocated are not necessarily indicative of the actual costs, which may have been incurred by us on a stand-alone basis.

     338(h)(10) ELECTION. In conjunction with the recapitalization, we made an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, we realized in 1999 an increase in our deferred tax assets as the recapitalization is expected to be treated as a taxable business combination for federal and state income tax purposes, which results in a step-up in our tax basis. This higher basis will result in an anticipated cash tax benefit of approximately $5.7 million per year over each of the next 13 years, if fully utilized.

     RESULTS OF OPERATIONS. The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements. The operating results of the periods presented were not significantly affected by inflation.

     Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Fee for service revenue.....................................  130.0%   129.2%   117.9%
Contract revenue............................................   23.8     26.0     27.8
Other revenue...............................................    2.0      1.9      1.3
Net revenue.................................................  155.8    157.1    147.0
Provision for uncollectibles................................   55.8     57.1     47.0
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0
                                                              =====    =====    =====
Professional expenses.......................................   79.5     81.4     80.6
Gross profit................................................   20.5     18.6     19.4
General and administrative..................................    9.8      9.5      8.6
Terminated transaction expense..............................    0.3       --       --
Management fee and other expenses...........................    0.1      0.1      0.7
Depreciation and amortization...............................    2.2      1.8      1.8
Recapitalization expense....................................     --      3.0       --
Write down of assets........................................     --       --      0.6
Interest expense, net.......................................    4.3      3.8      1.0
Income tax expense..........................................    1.6      0.2      2.9
Net earnings................................................    2.2      0.2      3.8
Dividends on preferred stock................................    1.8      1.5       --
Net earnings (loss) available to common stockholders........    0.4     (1.3)     3.8
OTHER FINANCIAL DATA
EBITDA(1)...................................................   10.4     10.8     10.8
Adjusted EBITDA(2)..........................................   10.7       --     10.4
Net Cash provided by (used in):
Operating Activities........................................    8.8      7.0      7.8
Investing Activities........................................   (2.2)    (2.8)    (4.2)
Financing Activities........................................   (2.3)     0.6     (4.0)

---------------
(1) See footnote 1 to the "Selected Historical Financial and Other Data" for a discussion of how EBITDA has been calculated and of the significance of EBITDA.

(2) See footnote 2 to the "Selected Historical Financial and Other Data" for a discussion of how Adjusted EBITDA has been calculated.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

     NET REVENUES. Net revenues for 2000 increased $66.8 million, or 7.8% to $919.0 million from $852.2 million in 1999. During 2000, fee-for-service revenue was 83.4% of net revenue compared to 82.2% in 1999. Contract revenue represented 15.3% of net revenue in 2000 and 16.6% in 1999. Other revenue represented 1.3% of 2000 revenue and 1.2% of 1999 revenue. The increase in fee-for-service revenue as a percentage of total revenue was driven by rate increases within fee-for-service contracts, new fee-for-service contracts, and the conversion of several contracts from flat rate contracts to fee-for-service contracts.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $329.3 million in 2000 as compared to $309.7 million 1999, an increase of $19.6 million or 6.3%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.8% in 2000 compared to 57.1% in 1999. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue during 2000. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for 2000 increased $47.2 million, or 8.7%, to $589.7 million from $542.4 million in 1999. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $39.6 million, or 8.5%, to $505.9 million in 2000 from $466.3 million in 1999 through a combination of increased patient volume and increased pricing during 2000. While acquisitions contributed $5.3 million and new contracts obtained through internal sales contributed $34.1 million of increased revenue, those increases were offset by $40.7 million of revenue associated with contract terminations during the periods.

     PROFESSIONAL EXPENSES. Professional expenses for 2000 were $468.6 million compared to $441.5 million in 1999 for an increase of $27.1 million or 6.1%. As a percentage of net revenue less provision for uncollectibles, professional expenses decreased to 79.5% in 2000 from 81.4% in 1999. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $24.7 million, or 5.9%, between years. The increase in these professional expenses was principally due to increased patient volume. In 2000, medical malpractice expense was $24.3 million as compared to $21.9 million in 1999, an increase of 11.0%.

     GROSS PROFIT. Gross profit increased to $121.1 million in 2000 from $100.9 million in 1999, primarily due to the reasons discussed above. Gross profit as a percentage of revenues less provision for uncollectibles increased to 20.5% during 2000 from 18.6% during 1999 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 2000 increased to $57.8 million from $51.5 million in 1999. General and administrative expenses as a percentage of net revenues less provision for uncollectibles increased to 9.8% in 2000 from 9.5% in 1999. The increase in general and administrative expenses was due primarily to the development of infrastructure during 1999 and 2000 that was required to operate as a stand-alone company.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 2000 increased to $12.6 million from $9.9 million in 1999. Depreciation expense increased by $1.8 million during the period while amortization expense increased by $0.9 million. The increase in depreciation expense was due to capital expenditures made in 1999 and 2000, principally to develop the Company's infrastructure as a stand-alone Company. Amortization expense increased due to initial acquisition payments and deferred contingent payments made during 1999 and 2000.

     RECAPITALIZATION EXPENSE AND MANAGEMENT FEE AND OTHER OPERATING
EXPENSES. Recapitalization expense and management fee and other operating expenses for 2000 were $0.6 million compared to $16.5 million in 1999. This decrease was primarily due to expenses of $16.0 million incurred in 1999 related to the recapitalization.

     NET INTEREST EXPENSE. Net interest expense in 2000 increased to $25.5 million from $20.9 million in 1999. The increase in net interest expense is due to a full year of interest expense in 2000 related to the Senior Credit Facility and Notes issued on March 12, 1999.

     INCOME TAX EXPENSE. Income tax expense in 2000 was $9.3 million compared to $1.3 million in 1999. The increase was due primarily to the increased level of earnings before income taxes in 2000.

     NET EARNINGS. Net earnings for 2000 was $13.3 million as compared to $0.8 million in 1999. This change was primarily due to the factors described above.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $10.8 million and $8.1 million in 2000 and 1999, respectively, of dividends on its outstanding Class A mandatory redeemable preferred stock.

  Year ended December 31, 1999 Compared to the Year ended December 31, 1998

     NET REVENUE. Net revenue for 1999 increased $46.8 million, or 5.8% to $852.2 million from $805.4 million in 1998. During 1999, fee-for-service revenue was 82.2% of net revenue compared to 80.2% in 1998. Contract revenue represented 16.6% of net revenue in 1999 and 18.9% in 1998. Other revenue represented 1.2% of 1999 revenue and 0.8% of 1998 revenue. The increase in fee-for-service revenue as a percentage of total revenue was driven by the conversion of several contracts from flat rate contracts to fee-for-service contracts and rate increases on fee-for-service contracts. The increase in fee-for-service revenue was offset by an affiliate operation that is no longer consolidated in 1999.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $309.7 million in 1999 compared to $257.6 million 1998, an increase of $52.1 million or 20.2%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 57.1% in 1999 compared to 47.0% in 1998. The increase in the provision for uncollectibles is the result of increases in gross charges during 1999 not fully collected as a result of our focus on fee schedule increases and documentation improvements and conversion of several contracts from flat rate contracts to fee-for-service contracts.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for 1999 decreased $5.4 million, or 1.0%, to $542.4 million from $547.8 million in 1998. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period throughout the end of the subsequent period, increased $26.2 million, or 6.2% to $450.6 million in 1999 from $424.4 million in 1998. Acquisitions contributed $15.6 million and new contracts obtained through internal sales contributed $27.6 million of additional revenue between years. Partially offsetting the aforementioned increases was $51.8 million associated with contract terminations during the periods and $14.0 million associated with an affiliate operation that was no longer consolidated in 1999.

     PROFESSIONAL EXPENSES. Professional expenses for 1999 were $441.5 million compared to $441.6 million in 1998. Professional expenses remained essentially level as increases resulting from normal expected cost increases in professional and medical support costs were offset by the Company no longer recognizing professional expenses of an affiliate operation no longer consolidated in 1999 which incurred $12.0 million of professional expense in 1998. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 81.4% in 1999 from 80.6% in 1998.

     GROSS PROFIT. Gross profit decreased to $100.9 million in 1999 from $106.1 million in 1998, primarily due to the reasons discussed above. Gross profit as a percentage of revenues less provision for uncollectibles declined to 18.6% during 1999 from 19.4% during 1998 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1999 increased to $51.5 million from $47.1 million in 1998. This increase was primarily due to the addition of approximately $2.1 million of stand-alone costs incurred subsequent to the recapitalization in order to replace certain services formerly provided by MedPartners. General and administrative as a percent of revenues less provision for uncollectibles increased to 9.5% in 1999 from 8.6% in 1998.

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

     INCOME TAX EXPENSE. Income tax expense in 1999 was $1.3 million compared to $15.9 million in 1998. The decrease was due primarily to the expenses incurred in the recapitalization as well as the increase in net interest expense.

     NET EARNINGS. Net earnings for 1999 was $0.8 million as compared to $20.7 million in 1998. This change was primarily due to the factors described above.

     DIVIDENDS ON PREFERRED STOCK. In 1999, the Company accrued $8.1 million of dividends on its outstanding Class A mandatory redeemable preferred stock. No Class A mandatory redeemable preferred stock was outstanding in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, debt obligations and to finance its capital expenditures and acquisitions. Prior to the recapitalization in March 1999, funds generated from operations, together with funds available from MedPartners, were sufficient to meet the Company's requirements. The recapitalization of the Company in March 1999 significantly changed the capital structure of the Company and its capital sources and uses of cash. As a result of the recapitalization, the Company incurred $250.0 million of long-term debt consisting of $100.0 million in the form of 12% senior subordinated notes and $150.0 million of borrowings under a new term loan facility. The term loan facility includes a five-year revolving credit facility that allows for borrowings up to $50 million. The Company, also in connection with its recapitalization, issued $100 million of redeemable preferred stock that accrues cumulative preferential dividends at the rate of 10% per year.

     Cash provided by operating activities in 2000 was $52.1 million. Cash provided by operating activities in 1999 and 1998 was $38.0 million and $42.8 million, respectively.

     Since the Company's recapitalization in 1999, the Company has made scheduled principal repayments of $12.8 million in 2000 and $10.9 million in 1999 on amounts borrowed and debt assumed in connection with the recapitalization.

     The Company spent $7.4 million in 2000, $10.6 million in 1999 and $5.0 million in 1998 on capital expenditures. The Company's capital expenditures in 2001 are expected to approximate $11.3 million. The expected capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. The acquisitions have been acquired either for stock or cash, or a combination thereof. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in association with acquisitions, including contingent payments, were $5.1 million in 2000, $4.0 million in 1999, and $16.7 million in 1998. The potential exists for future contingent payment obligations of approximately $14.0 million as of December 31, 2000.

     During 2000, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

     The Company acquired in March 1999 professional liability insurance, which provides coverage for potential liabilities on a "claims-made" basis. The initial coverage is in effect for a two-year period through March 12, 2001. The Company's options for continued coverage beyond March 12, 2001 for claims incurred but not reported before that date include the option of exercising a "tail" policy, which would cover such potential claims. The cost of such tail policy is approximately $20.6 million and, if exercised, would be payable in March 2001. At this time, we have not yet determined if we will exercise our option to purchase this policy.

     The Company as of December 31, 2000 had cash and cash equivalents available of approximately $55.4 million and a revolving credit facility borrowing availability of $48.8 million. The Company believes that its cash needs, other than for significant acquisitions, will be met through the use of its existing available cash and cash generated from borrowings under its revolving credit facility.

  Inflation

     We do not believe that inflation has had a material impact on our financial position or results of operations during the past three years.

  Seasonality

     Historically, our revenues and operating results have reflected minimal seasonal variations due to our geographic diversification.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net earnings to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities. Interest rate swap agreements are used to manage the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. In 2000, the Company received a weighted average rate of 6.48% and paid a weighted average rate of 5.63% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.63% and the weighted average receive rate is 6.44%, using the rate in effect at December 31, 2000.

     At December 31, 2000, the fair value of the Company's total debt, which has a carrying value of approximately $229.2 million, was approximately $221.2 million. The Company had $129.2 million of variable debt outstanding at December 31, 2000, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If market interest rates for such borrowings averaged 1% more during the fiscal year ended December 31, 2001 than they did during fiscal 2000, the Company's interest expense would increase, and earnings before income taxes would decrease by approximately $0.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

  Directors and Executive Officers

     Our directors and executive officers are as follows:

NAME                                   AGE*                           POSITION
----                                   ----                           --------
Lynn Massingale, M.D. ...............   48     President, Chief Executive Officer and Director
Michael L. Hatcher...................   50     Chief Operating Officer
Robert J. Abramowski.................   50     Executive Vice President, Finance and Administration
Stephen Sherlin......................   55     Executive Vice President, Billing and Reimbursement
Robert C. Joyner.....................   53     Executive Vice President, General Counsel
David P. Jones.......................   33     Chief Financial Officer
Nicholas W. Alexos...................   37     Director
Dana J. O'Brien......................   45     Director
Kenneth W. O'Keefe...................   34     Director
Timothy P. Sullivan..................   42     Director

---------------
* As of March 1, 2001

     LYNN MASSINGALE, M.D. has been President, Chief Executive Officer and Director of Team Health since its founding in 1994. Prior to that, Dr. Massingale served as President and Chief Executive Officer of Southeastern Emergency Physicians, a major provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

     MICHAEL L. HATCHER joined Team Health in 1990 and currently serves as Chief Operating Officer. Mr. Hatcher has served as Chief Financial Officer and President of Nutritional Support Services, Ltd. in Knoxville; and as Chief Financial Officer for Cherokee Textile Mills, Inc. in Sevierville, Tennessee and Spindale Mills, Inc. in Spindale, N.C. Mr. Hatcher is a member of the American Institute of Certified Public Accountants. Mr. Hatcher is responsible for the Company's operations, including development activities. Mr. Hatcher received a B.S. from the University of Tennessee and an M.B.A. from Vanderbilt University.

     ROBERT J. ABRAMOWSKI, CPA, joined Team Health in October 2000 as its Executive Vice President, Finance and Administration. Prior to joining Team Health, Mr. Abramowski was Senior Vice President of Finance and Chief Financial Officer of ProVantage Health Services, Inc., a publicly-traded pharmacy benefits management company, from October 1999 until its sale to Merck & Co., Inc. in June 2000. Mr. Abramowski served as Vice President and Controller with Extendicare Health Services, Inc. from October 1983 to December 1989, and as Vice President of Finance and Chief Financial Officer from January 1990 to March 1998. Following his tenure with Extendicare, Mr. Abramowski served as Chief Financial Advisor to Americorp Management Services, L.L.C. Mr. Abramowski also spent 11 years with Arthur Andersen & Co.

     STEPHEN SHERLIN has served as Executive Vice President, Billing and Reimbursement since February 2000. Mr. Sherlin joined Team Health in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until February 1996, when he retired for several months prior to joining Team Health, Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens,

Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

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

     DAVID P. JONES has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones is a certified public accountant and is a member of the American Institute of Certified Public Accountants. Mr. Jones received a B.S. in Business Administration from The University of Tennessee in Knoxville.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2000 of those persons who served as

          (1) the chief executive officer during 2000 and

          (2) our other five most highly compensated executive officers for 2000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                                          COMPENSATION
                                                             AWARDS
                                                          ------------
                                ANNUAL COMPENSATION        SECURITIES
                             --------------------------    UNDERLYING     SPECIAL      ALL OTHER        TOTAL
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      OPTIONS(1)     BONUS(2)    COMPENSATION   COMPENSATION
---------------------------  ----   --------   --------   ------------   ----------   ------------   ------------
Lynn Massingale, M.D.......  2000   $408,538   $180,200          --      $       --     $ 26,663(3)   $  615,401
  President and Chief        1999    400,000    200,000          --       1,445,205       43,055(3)    2,088,260
  Executive Officer          1998    400,000    150,000      60,000              --      107,237(3)      657,237
Michael L. Hatcher.........  2000    255,337     90,100          --              --       22,804(4)      368,241
  Chief Operating Officer    1999    250,000    100,000          --         403,253       21,091(4)      774,344
                             1998    239,154     80,000      32,400              --       20,865(4)      340,020
Stephen Sherlin............  2000    217,308     63,070      20,000              --        9,362(4)      289,739
  Executive Vice President,  1999    175,000     52,500          --         282,277        9,303(4)      519,080
  Billing and Reimbursement  1998    143,608     30,000       3,000              --        5,595(4)      179,203
Robert C. Joyner*..........  2000    183,842     20,261      20,000              --       81,203(5)      285,307
  Executive Vice President,  1999     69,231         --       5,000              --       11,816(5)       81,047
  General Counsel
David P. Jones.............  2000    172,590     43,248      20,000              --       16,710(4)      232,548
  Chief Financial Officer    1999    154,385     42,000      10,000         225,822       16,360(4)      438,567
                             1998    137,231     55,919      13,500              --       16,032(4)      209,182
Jeffrey Bettinger,
  M.D.**...................  2000    250,000     90,100          --              --        8,685(4)      348,785
                             1999    269,615     66,000          --         354,863       27,019(4)      717,497
                             1998    219,985     25,000       7,500              --        3,331(4)      248,316

---------------
  * Mr. Joyner joined us as an employee in August 1999.

 ** Dr. Bettinger's employment with us ended effective February 2000. Dr.
    Bettinger had served with us in the position of Executive Vice President, Billing and Reimbursement.

(1) Represents options to acquire shares of MedPartners' common stock granted during 1998 under the MedPartners Option Plan or options granted during 1999 and 2000 under the Team Health Option Plan (both as defined below). During 2000, the options issued to Mr. Joyner and Mr. Jones in 1999 under the Team Health Option Plan were cancelled.

(2) This bonus was paid in connection with the sale of Team Health by MedPartners, Inc. Of the aggregate amount of the bonus, the following amounts were withheld from the bonus on a pre-tax basis under a deferred compensation plan and transferred to a rabbi trust. The rabbi trust used these funds to purchase preferred units in Team Health Holdings LLC, Team Health's parent holding company.

Lynn Massingale, M.D. ....................................  $936,495
Michael L. Hatcher........................................  $323,303
Stephen Sherlin...........................................  $211,079
David P. Jones............................................  $168,863
Jeffrey Bettinger, M.D. ..................................  $284,507

     In addition, the following amounts were withheld from the bonus on an after-tax basis and invested in the common units of Team Health Holdings, LLC.

Lynn Massingale, M.D. ....................................  $345,315
Michael L. Hatcher........................................  $ 51,717
Stephen Sherlin...........................................  $ 47,170
David P. Jones............................................  $ 37,552
Jeffrey Bettinger, M.D. ..................................  $ 45,512

(3) All other compensation for Dr. Massingale includes the following:

                                                 2000       1999       1998
                                                -------    -------    -------
Life insurance premiums.......................  $   560    $12,129    $52,428
Auto allowance................................    9,000      9,000      9,000
Deferred compensation.........................       --      5,840     37,500
Other.........................................   17,103     16,086      8,309

(4) All other compensation for Mr. Hatcher, Mr. Sherlin, Mr. Jones, and Dr. Bettinger is less than 10% of the total of their annual compensation in each year.

(5) All other compensation for Mr. Joyner includes the following:

                                                             2000       1999
                                                            -------    ------
Medical insurance.........................................  $ 2,903    $  717
Auto allowance............................................    6,000     2,308
Moving expenses...........................................   70,971     8,488
Other.....................................................    1,329       303

STOCK OPTION PLANS

     In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for the Team Health Option Plan is presented below.

OPTION GRANTS IN LAST FISCAL YEAR

     The chart below sets forth all options granted to the Named Executive Officers under the Team Health Option Plan during 2000.

                                       INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE
                                  ---------------------------                                VALUE AT ASSUMED
                                   NUMBER OF      PERCENT OF                                  ANNUAL RATES OF
                                   SECURITIES       TOTAL                                       STOCK PRICE
                                   UNDERLYING    OPTIONS/SARS                                APPRECIATION FOR
                                  OPTIONS/SARS    GRANTED TO    EXERCISE OF                   OPTION TERM(2)
                                    GRANTED      EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------
NAME                                  (#)        FISCAL YEAR      ($/SH)         DATE        5%($)      10%($)
----                              ------------   ------------   -----------   ----------   ---------   ---------
Stephen Sherlin.................     20,000          4.3%          4.50           (1)        42,971     102,923
Robert C. Joyner................     20,000          4.3%          4.50           (1)        42,971     102,923
David P. Jones..................     20,000          4.3%          1.50           (1)        14,324      34,308

---------------
(1) The options do not have a fixed expiration date.

(2) Calculated assuming an expiration date eight years from the date of grant.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES. The following table sets forth the number of shares underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 2000. There were no options exercised during 2000.

                                                                               NUMBERS OF
                                                                               SECURITIES           VALUE OF
                                                                               UNDERLYING         UNEXERCISED
                                                                               UNEXERCISED        IN-THE-MONEY
                                                                               OPTIONS AT          OPTIONS AT
                                                                             FISCAL YEAR END    FISCAL YEAR END
                                        SHARES ACQUIRED                      (#)EXERCISABLE/    ($)EXERCISABLE/
NAME                                      ON EXERCISE      VALUE REALIZED     UNEXERCISABLE     UNEXERCISABLE(1)
----                                    ---------------    --------------    ---------------    ----------------
Lynn Massingale, M.D. ................        --                --                    --           $      --
Michael L. Hatcher....................        --                --                    --           $      --
Stephen Sherlin.......................        --                --              0/20,000           $     0/0
Robert C. Joyner......................        --                --              0/20,000           $     0/0
David P. Jones........................        --                --              0/20,000           $0/60,000

---------------
(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of such options on December 31, 2000. The fair market value of options under the Team Health, Inc. Stock Option Plan, as determined by the Company's Board of Directors, was $4.50 per share.

PENSION PLANS

     Substantially all of the salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under our 401(k) plan and we will match such contribution. The matching contribution is equal to 50% of the first 6% of the employee's contribution.

EMPLOYMENT AGREEMENTS

     We entered into employment and non-compete agreements with certain members of our senior management, including the Named Executive Officers.

     The employment agreements for the Named Executive Officers include five-year terms beginning March 11, 1999 for Dr. Massingale, Mr. Hatcher, Mr. Sherlin, and Mr. Jones, and beginning August 1, 1999 for Mr. Joyner. The employment agreements include provision for the payment of an annual base salary, subject to annual review and adjustment, as well as the payment of a bonus as a percentage of such base salary based upon the achievement of certain financial performance criteria. The annual base salaries as of December 31, 2000 and the potential bonus that can be earned by each of the named Executive officers is as follows:

                                                            ANNUAL
                                                          BASE SALARY    BONUS %
                                                          -----------    -------
Lynn Massingale, M.D....................................   $412,000        50%
Michael L. Hatcher......................................    257,000        40%
Stephen Sherlin.........................................    225,000        40%
Robert C. Joyner........................................    185,400        30%
David P. Jones..........................................    175,000        30%

     The terms of the employment agreements include that, if the executive is terminated by us without cause, or under certain conditions, such as death or disability, by the executive, the executive will receive a multiple of his base salary and may receive a portion of his bonus for the year of termination. The multiple of base salary in the case of Dr. Massingale and Mr. Hatcher is two years, and in the case of Mr. Joyner, Mr. Sherlin and Mr. Jones is one year.

     The executive, as a result of the non-compete agreements entered into by us with each of the Named Executive Officers, has agreed not to disclose our confidential information, solicit our employees or contractors, or compete with us or interfere with our business for two years after his employment with us has been terminated. Dr. Massingale's agreement, however, allows Dr. Massingale to practice medicine at any hospital that we do not staff.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Team Health Holdings owns 92.7% of our outstanding common stock and voting interests and 94.3% of our outstanding preferred stock. Physician Services owns the remaining 7.3% of our outstanding common stock and voting interests and the remaining 5.7% of our outstanding preferred stock. Physician Services can be reached in care of Caremark Rx, Inc. at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

     (1) each person, other than the directors and executive officers of Team Health Holdings, known to Team Health Holdings to own more than 5% of the outstanding membership units of Team Health Holdings and

     (2) certain executive officers and members of the Board of Team Health Holdings.

     Except as otherwise indicated below, each of the following individuals can be reached in care of Team Health, Inc. at 1900 Winston Road, Suite 300, Knoxville, Tennessee 37919.

                                                                 PERCENTAGE OF
                                               PERCENTAGE OF      OUTSTANDING
                                                OUTSTANDING         COMMON        PERCENTAGE OF
BENEFICIAL OWNER                              PREFERRED UNITS        UNITS        VOTING UNITS
----------------                              ---------------    -------------    -------------
Cornerstone Equity Investors IV, L.P........       41.8%             38.0%            38.0%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien
Madison Dearborn Capital Partners II,
  L.P.......................................       41.8              38.0             38.0
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan
Healthcare Equity Partners, L.P. and
  Healthcare Equity Q.P. Partners, L.P......        9.3               8.4              8.4
  c/o Beecken Petty & Company, L.L.C
  901 Warranville Road, Suite 205
  Lisle, Illinois 60532
  Attention: Kenneth W. O'Keefe
Certain members of management...............        7.1              15.6             15.6

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

     Under the recapitalization agreement, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing date of the recapitalization for which Team Health or any of its subsidiaries or physicians becomes liable. Such insurance policies are for amounts and contain terms and conditions mutually acceptable to MedPartners and Team Health Holdings.

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

MANAGEMENT SERVICES AGREEMENT

     In connection with the recapitalization, we entered into a management services agreement dated March 12, 1999 with Cornerstone, Madison Dearborn and Beecken Petty under which each of Cornerstone, Madison Dearborn and Beecken Petty have agreed to provide us with:

          (1) general management services;

          (2) assistance with the identification, negotiation and analysis of acquisitions and dispositions;

          (3) assistance with the negotiation and analysis of financial alternatives; and

          (4) other services agreed upon by us and each of Cornerstone, Madison Dearborn and Beecken Petty.

     In exchange for such services, Cornerstone, Madison Dearborn and Beecken Petty collectively receive an annual advisory fee of $500,000, plus reasonable out-of-pocket expenses (payable quarterly). The management services agreement has an initial term of three years, subject to automatic one-year extensions unless we or Cornerstone, Madison Dearborn or Beecken Petty provides written notice of termination. The management services agreement will automatically terminate upon the consummation of an initial public offering.

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

OTHER RELATED PARTY TRANSACTIONS.

     We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Two of our executive officers, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $560,000 to Winston Properties in connection with the lease agreement. In addition, Park Med Properties owns a building, which houses a medical clinic that is operated by Park Med Ambulatory Care, PC. In 2000, Park Med Ambulatory Care, PC paid $80,000 to Park Med Properties in connection with the lease agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1) Consolidated Financial Statements of Team Health, Inc.

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets

       Consolidated Statements of Operations and Comprehensive Earnings

       Consolidated Statements of Changes in Net Invested Capital and Stockholders' Equity (Deficit)

       Consolidated Statements of Cash Flows

       Notes to the Consolidated Financial Statements

(2) Financial Statements Schedules

     Schedule II -- Valuation and Qualifying Accounts of Team Health, Inc.

     The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits

     See Exhibit Index.

                               TEAM HEALTH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    CONTENTS

Report of Independent Auditors..............................   44
Consolidated Balance Sheets.................................   45
Consolidated Statements of Operations and Comprehensive
  Earnings..................................................   46
Consolidated Statements of Changes in Net Invested Capital
  and Stockholders' Equity (Deficit)........................   47
Consolidated Statements of Cash Flows.......................   48
Notes to the Consolidated Financial Statements..............   49

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Team Health, Inc.

     We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings, changes in net invested capital and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 21(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 2000 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 5, 2001

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 55,404    $ 29,820
  Accounts receivable, less allowance for uncollectibles of
     $106,819 and $125,067 at December 31, 2000 and 1999,
     respectively...........................................   149,724     152,376
  Prepaid expenses and other current assets.................     5,590       5,252
  Deferred income taxes.....................................        --       3,742
                                                              --------    --------
Total current assets........................................   210,718     191,190
Property and equipment, net.................................    19,555      19,570
Intangibles, net............................................    37,726      36,574
Deferred income taxes.......................................    78,578      82,661
Other.......................................................    17,531      20,455
                                                              --------    --------
                                                              $364,108    $350,450
                                                              ========    ========
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 14,561    $ 14,185
  Accrued compensation and physician payable................    44,849      39,939
  Other accrued liabilities.................................     5,734      16,740
  Current maturities of long-term debt......................    12,623      12,776
  Deferred income taxes.....................................     8,846          --
                                                              --------    --------
Total current liabilities...................................    86,613      83,640
Long-term debt, less current maturities.....................   216,578     228,900
Other non-current liabilities...............................    28,150      18,423
                                                              --------    --------
                                                               331,341     330,963
Commitments and Contingencies
Mandatory redeemable preferred stock........................   118,890     108,107
Common Stock, $0.01 par value 12,000 shares authorized,
  10,000 shares issued and outstanding......................       100         100
Retained earnings (deficit).................................   (86,223)    (88,720)
                                                              --------    --------
                                                              $364,108    $350,450
                                                              ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Fee for service revenue....................................  $766,583    $700,830    $646,042
Contract revenue...........................................   140,424     141,129     152,545
Other revenue..............................................    11,967      10,194       6,816
                                                             --------    --------    --------
  Net revenue..............................................   918,974     852,153     805,403
Provision for uncollectibles...............................   329,291     309,713     257,618
                                                             --------    --------    --------
  Net revenue less provision for uncollectibles............   589,683     542,440     547,785
Professional expenses......................................   468,596     441,506     441,625
                                                             --------    --------    --------
  Gross profit.............................................   121,087     100,934     106,160
General and administrative expenses........................    57,794      51,491      47,099
Terminated transaction expense.............................     2,000          --          --
Management fee and other expenses..........................       591         506       3,812
Depreciation and amortization..............................    12,638       9,943       9,464
Recapitalization expenses..................................        --      16,013          --
Write down of assets.......................................        --          --       2,992
Interest expense, net......................................    25,467      20,909       5,301
                                                             --------    --------    --------
  Earnings before income taxes and cumulative effect of
     change in accounting principle........................    22,597       2,072      37,492
Income tax expense.........................................     9,317       1,250      15,883
                                                             --------    --------    --------
  Earnings before cumulative effect of change in accounting
     principle.............................................    13,280         822      21,609
Cumulative effect of change in accounting principle, net of
  taxes of $559............................................        --          --         912
                                                             --------    --------    --------
  Net earnings.............................................    13,280         822      20,697
Dividends on preferred stock...............................    10,783       8,107          --
                                                             --------    --------    --------
  Net earnings (loss) available to common stockholders.....     2,497      (7,285)     20,697
                                                             --------    --------    --------
Other comprehensive earnings:
  Unrealized gains on securities...........................        --          --         645
  Reclassification for gains included in net earnings......        --          --        (493)
  Income tax expense.......................................        --          --        (245)
                                                             --------    --------    --------
  Other comprehensive earnings (loss)......................        --          --         (93)
                                                             --------    --------    --------
Comprehensive earnings (loss)..............................  $  2,497    $ (7,285)   $ 20,604
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
            NET INVESTED CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        NET         COMMON STOCK
                                                     INVESTED     ----------------    RETAINED
                                                      CAPITAL     SHARES    AMOUNT    DEFICIT
                                                     ---------    ------    ------    --------
                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1997.......................  $  96,393        --     $ --     $     --
  Management fees..................................      2,941        --       --           --
  Changes in tax accounts, included in net invested
     capital.......................................     19,092        --       --           --
  Net transfers to parents and parents'
     subsidiaries..................................    (40,301)       --       --           --
  Net earnings.....................................     20,697        --       --           --
  Other comprehensive loss.........................        (93)       --       --           --
                                                     ---------    ------     ----     --------
BALANCE AT DECEMBER 31, 1998.......................     98,729        --       --           --
  Changes in tax accounts, included in net invested
     capital.......................................      3,131        --       --           --
  Net transfers to parents and parents'
     subsidiaries..................................      2,507        --       --           --
  Net earnings from January 1, 1999 to date of
     recapitalization..............................      7,092        --       --           --
  Recapitalization.................................   (111,459)   10,000      100      (74,343)
  Dividends on preferred stock.....................         --        --       --       (8,107)
  Net loss from recapitalization date to December
     31, 1999......................................         --        --       --       (6,270)
                                                     ---------    ------     ----     --------
BALANCE AT DECEMBER 31, 1999.......................         --    10,000      100      (88,720)
  Net earnings.....................................         --        --       --       13,280
  Dividends on preferred stock.....................         --        --       --      (10,783)
                                                     ---------    ------     ----     --------
BALANCE AT DECEMBER 31, 2000.......................  $      --    10,000     $100     $(86,223)
                                                     =========    ======     ====     ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings..........................................  $  13,280    $     822    $  20,697
  Adjustments to reconcile net earnings:
     Depreciation and amortization......................     12,638        9,943        9,464
     Amortization of deferred financing costs...........      1,856        1,421           --
     Provision for uncollectibles.......................    329,291      309,713      257,618
     Deferred income taxes..............................     16,671      (10,406)          --
     Pre-recapitalization income tax expense............         --        3,131           --
     Write down of assets...............................         --           --        2,992
     Loss (gain) on sale of equipment...................         50           68         (463)
     Management fees....................................         --           --        2,941
     Recapitalization expense...........................         --       16,013           --
     Equity in joint venture income.....................       (324)         (54)         (26)
     Cumulative effect of change in accounting
       principle........................................         --           --        1,471
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..............................   (326,171)    (314,597)    (272,581)
       Prepaids and other assets........................        456       (1,964)       7,191
       Accounts payable.................................        213        7,077       (1,394)
       Accrued compensation and physician payable.......      5,580        1,308        5,245
       Other accrued liabilities........................    (11,193)       6,329         (555)
       Professional liability reserves..................      9,783        9,159       10,217
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............     52,130       37,963       42,817
INVESTING ACTIVITIES
  Purchases of property and equipment...................     (7,359)     (10,615)      (5,015)
  Sale of property and equipment........................        108           29        1,084
  Cash paid for merger costs............................         --         (316)      (1,071)
  Cash paid for acquisitions, net.......................     (5,131)      (3,952)     (16,658)
  Additions to intangibles..............................         --           --         (605)
  Other investing activities............................       (518)        (130)        (573)
                                                          ---------    ---------    ---------
Net cash used in investing activities...................    (12,900)     (14,984)     (22,838)
FINANCING ACTIVITIES
  Payments on notes payable.............................    (12,815)     (10,868)        (766)
  Proceeds from notes payable...........................         --      250,000           --
  Payments of deferred financing costs..................       (815)     (11,496)          --
  Redemption of common stock in connection with
     recapitalization...................................         --     (210,761)          --
  Payments of recapitalization expense..................        (16)     (16,013)          --
  Net transfers (to) from parents and parents'
     subsidiaries.......................................         --        2,507      (40,301)
  Change in tax accounts, included in net invested
     capital............................................         --           --       19,092
                                                          ---------    ---------    ---------
Net cash (used in) provided by financing activities.....    (13,646)       3,369      (21,975)
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........     25,584       26,348       (1,996)
Cash and cash equivalents, beginning of year............     29,820        3,472        5,468
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year..................  $  55,404    $  29,820    $   3,472
                                                          =========    =========    =========
Supplemental cash flow information:
Interest paid...........................................  $  23,417    $  16,941    $     400
                                                          =========    =========    =========
Taxes paid..............................................  $   9,713    $   6,421    $  11,146
                                                          =========    =========    =========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Team Health, Inc. ("the Company") believes it is among the largest national providers of outsourced physician staffing and administrative services to hospitals and clinics in the United States. The Company's regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics and other hospital departments. The Company provides a full range of physician staffing and administrative services, including the:
(i) staffing and recruiting of and credentials coordination for clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance coverage and continuing education services; and (iii) billing and collection of fees for services provided by the medical professionals.

     Prior to March 12, 1999, the Company was a wholly-owned subsidiary of Caremark, Rx, Inc., formerly known as MedPartners, Inc. ("MedPartners"). Effective March 12, 1999, the Company was recapitalized in a transaction between the Company, MedPartners and Team Health Holdings, LLC, which is owned by certain equity sponsors and certain members of the Company's senior management. In the recapitalization, the following simultaneous transactions were effected:

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

     Total financial, legal, accounting and other costs of the recapitalization amounted to approximately $28.1 million. $16.0 million of these costs were expensed at the date of the recapitalization. Financing costs of $12.1 million associated with the Senior Subordinated Notes and Term Loan Facility were capitalized and are being amortized over the term of the debt.

     Prior to the recapitalization, all equity accounts of the Company were combined and reported as Net Invested Capital on the consolidated financial statements due to the Company's status as a subsidiary of MedPartners.

                               TEAM HEALTH, INC.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as its majority-owned subsidiary. All significant intercompany and inter-affiliate accounts and transactions have been eliminated.

     The Company consolidates its subsidiaries in accordance with the nominee shareholder model of EITF 97-2. The Company's arrangements with associated professional corporations ("PC") are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through a management services agreement between a subsidiary of Team Health, Inc. and the PCs.

  Cash and Cash Equivalents

     Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

  Accounts Receivable

     Accounts receivable are primarily amounts due from hospitals and clinics, third-party payors, such as insurance companies, government-sponsored health care programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable include an allowance for uncollectibles, which is charged to operations based on an evaluation of potential losses. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of contracting hospitals, patients, payors, and by the geographic dispersion of the Company's operations.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, which generally range from 3 to 10 years for furniture and equipment, from 3 to 5 years for software and from 10 to 40 years for buildings and leasehold improvements. Property under capital lease is amortized using the straight-line method over the life of the respective lease and such amortization is included in depreciation expense.

  Intangible Assets

     Intangible assets consist of the following as of December 31 (in thousands):

                                                            2000       1999
                                                           -------    -------
Contracts acquired.......................................  $28,202    $26,167
Goodwill.................................................   23,950     19,537
Other....................................................      773        325
                                                           -------    -------
                                                            52,925     46,029
Less-accumulated amortization............................  (15,199)    (9,455)
                                                           -------    -------
                                                           $37,726    $36,574
                                                           =======    =======

                               TEAM HEALTH, INC.

     The carrying value of goodwill and other intangibles is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining amortization period, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows. During 1998, the Company concluded that a portion of goodwill was impaired as the result of a loss of contracts that led to recurring losses from operations. Accordingly, goodwill was reduced to fair value by recording an impairment charge of $2,992,000 during 1998.

  Other Assets

     Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. Deferred financing costs totaled $12,283,609 and accumulated amortization totaled $3,275,318 at December 31, 2000.

  Risk Management

     Although the Company does not principally engage in the practice of medicine or provide medical services, it does require the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. The Company typically provides claims-made coverage of $1,000,000 per incident and $3,000,000 annual aggregate per physician to affiliated physicians and other healthcare practitioners. In addition, the Company has claims-made coverage of $1,000,000 per incident and $50,000,000 for all incidents during the policy period. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

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

  Other Noncurrent Liabilities

     Other noncurrent liabilities consist of the following as of December 31 (in thousands):

                                                            2000       1999
                                                           -------    -------
Professional liability insurance reserves................  $19,217    $ 9,434
Deferred compensation....................................    8,933      8,989
                                                           -------    -------
                                                           $28,150    $18,423
                                                           =======    =======

  Net Revenue

     Revenues are recorded in the period services are rendered as determined by the respective contract with various healthcare providers. Revenues are reported at net realizable amounts from patients, third-party payors and other payors. Net revenues under the Medicare and Medicaid programs were approximately 34%, 31%, and 30% of fee-for-service revenue less provision for uncollectibles in years 2000, 1999 and 1998, respectively.

     Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company's contracted and

                               TEAM HEALTH, INC.

employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payments from patients or their third-party payors. Fee-for-service revenue is reported net of contractual adjustments and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

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

  Interest Rate Swap Agreements

     The Company has entered into interest rate swap agreements to manage its interest rate exposure on its Senior Term Loan Facility. The differential to be paid or received is recognized over the life of the agreement as an adjustment to net interest expense. The fair value of the swap agreements and the changes in the fair value are not recognized in the financial statements.

  Recently Issued Accounting Pronouncements

     In June 1999, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net earnings to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for the Company's fiscal year 2001. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position, or cash flows.

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

3. ACQUISITIONS

     In January 2000, the Company acquired certain operating assets of a medical coding company for $0.8 million and may have to make up to $0.8 million in future contingent payments. In July 2000, the Company acquired certain operating assets of a billing company for $0.3 million. In July 2000, the Company acquired an additional 40% of the outstanding shares of an ambulatory clinic joint venture in which the Company previously owned 50% of the shares for $0.1 million.

     During 2000, the Company also made payments of approximately $3.9 million with respect to contingent payments established as a result of certain previous acquisitions. These amounts represent payments of purchase price and have been recorded to goodwill. The amounts are being amortized over their remaining useful lives.

     In August 1999, the Company acquired certain operating assets of a primary care clinic for $1.3 million and may have to make up to $0.8 million in future contingent payments.

                               TEAM HEALTH, INC.

     In January 1998, the Company acquired the stock of an emergency department staffing company for $3.0 million, and may have to pay up to $1.9 million in future contingent payments. In March 1998, the Company acquired certain operating assets of an emergency department staffing company for $5.0 million, have subsequently paid $6.0 million in contingent payments, and may have to pay up to $2.5 million in future contingent payments. In June 1998, the Company acquired the stock of an emergency department staffing company for $3.5 million, and may have to pay up to $2.0 million in future contingent payments. In August 1998, the Company acquired certain operating assets of an emergency department staffing company for $3.6 million, have paid $1.4 million in contingent payments, and may have to pay up to $1.7 million in future contingent payments.

     Acquisitions are summarized as follows (in thousands):

                                                           2000      1999      1998
                                                          ------    ------    -------
Fair value of net operating assets acquired (liabilities
  assumed)..............................................  $ (834)   $   96    $(1,137)
Fair value of contracts acquired........................     358        --     13,831
Goodwill................................................   5,607     3,856      2,284
                                                          ------    ------    -------
Cost of acquisitions....................................  $5,131    $3,952    $14,978
                                                          ======    ======    =======

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

     The following unaudited pro forma information reflects the results of operations of the Company as if the acquisitions that occurred during each of those three years had occurred as of the first day of the fiscal year immediately preceding the year each acquisition was made (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net revenue........................................  $921,287    $855,142    $831,124
Earnings before income taxes.......................    22,600       2,443      39,302
Net earnings.......................................    13,367       1,045      21,840

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective fiscal years, or of results which may occur in the future.

4. MERGERS

     MedPartners merged with several physician groups that were combined with Team Health operations during 1997. Merger related costs totaling $13.6 million were incurred as a direct result of the mergers in 1997 and included an accrual of $2.3 million as of December 31, 1997 for certain costs to be paid in future periods. The disposition of the accrued merger costs in subsequent years was as follows (in thousands):

                                                            2000    1999      1998
                                                            ----    -----    -------
Accrued merger costs at January 1.........................  $ 11    $ 327    $ 2,328
Investment banking and professional fees paid.............   (11)     (95)      (837)
Severance costs and related benefits paid.................    --     (221)    (1,164)
                                                            ----    -----    -------
Accrued merger costs at December 31.......................  $ --    $  11    $   327
                                                            ====    =====    =======

                               TEAM HEALTH, INC.

     A portion of the payments was made by MedPartners on behalf of the Company. These amounts are included in net transfers (to) from parents and parents' subsidiaries in the Company's consolidated statements of cash flows for 1998.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Buildings and leasehold improvements...................  $  3,989    $  3,329
Furniture and equipment................................    45,614      43,267
Software...............................................     8,203       5,694
                                                         --------    --------
                                                           57,806      52,290
Less accumulated depreciation..........................   (38,251)    (32,720)
                                                         --------    --------
                                                         $ 19,555    $ 19,570
                                                         ========    ========

     Depreciation expense in 2000, 1999 and 1998 was approximately $7.6 million, $5.7 million and $4.1 million, respectively.

6. LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
12% Senior Subordinated Notes..........................  $100,000    $100,000
Term Loan Facility.....................................   128,800     139,300
Other debt.............................................       401       2,376
                                                         --------    --------
                                                          229,201     241,676
Less current portion...................................   (12,623)    (12,776)
                                                         --------    --------
                                                         $216,578    $228,900
                                                         ========    ========

     The Company issued on March 12, 1999, $100.0 million of 12% senior subordinated notes ("Notes") due March 15, 2009. The Company subsequently issued publicly registered debt effective February 23, 2000, and exchanged the Notes for the newly registered debt. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 12% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Beginning on March 15, 2004, the Company may redeem some or all of the Notes at any time at various redemption prices.

     The Company also entered into the Term Loan Facility agreement with a syndicate of financial institutions effective March 12, 1999. The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million 5-year term loan A facility and a $90.0 million 6-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC and all subsidiaries of the Company.

     Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at December 31, 2000 were 9.8% and 10.5% for the term loans A and B, respectively. The Company pays a commitment fee on the revolving credit facility, which was equal to 0.50% at December 31, 2000. No funds have been borrowed under the revolving credit facility as of

                               TEAM HEALTH, INC.

December 31, 2000, but the Company has a $0.2 million standby letter of credit against the revolving credit facility outstanding as of December 31, 2000.

     Both the Notes and the Term Loan Facility contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage, leverage and indebtedness ratios.

     Other long-term debt is related to acquisitions, payable in varying amounts through 2004, with an effective interest rate of 8.5%.

     Aggregate maturities of long-term debt at December 31, 2000 (in thousands) are as follows:

2001......................................................  $ 12,623
2002......................................................    15,624
2003......................................................    16,526
2004......................................................    66,053
2005......................................................    18,375
Thereafter................................................   100,000
                                                            --------
                                                            $229,201
                                                            ========

     Interest rate swap agreements are used to manage the Company's interest rate exposure on the term loans. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration date of March 13, 2002. In 2000, the Company received a weighted average rate of 6.48% and paid a weighted average of 5.63% on the swaps. These agreements expose Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

7. MANDATORY REDEEMABLE PREFERRED STOCK

     During 1999, the Company issued to its former parent 100,000 shares of class A redeemable preferred stock and 150,492,442.67 shares of new common stock in return for 100 shares of its existing common stock. The preferred stock is subject to mandatory redemption on December 31, 2009 at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The preferred stock accrues cumulative preferential dividends from the date of issuance in the amount of 10% per year. As of December 31, 2000, approximately $18.9 million in dividends have been accrued.

8. NET INVESTED CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)

     Prior to the recapitalization, MedPartners' net investment in the Company was shown as net invested capital in lieu of stockholder's equity. Net transfers to/from MedPartners included liabilities paid on behalf of the Company, advances to the Company to fund operating and investing activities, and operating cash flows generated by the Company advanced to MedPartners. The Company was charged management fees by MedPartners for providing certain corporate services to the Company, including legal services, risk management, certain employment benefit administration, tax advice and preparation of tax returns, software support services and certain financial and other services. These management fees were estimated based on the value of services provided by MedPartners and approximate costs incurred. The Company was charged interest in 1998 on a portion of its net balance payable to its parent companies in the amount of $5.3 million.

                               TEAM HEALTH, INC.

9. STOCK OPTIONS

     In March 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The Plan allows the granting of stock options to employees, consultants and directors of the Company. The Company has reserved 526,316 shares of common stock for issuance. The options vest at the end of an eight-year period, but allow for the possible acceleration of vesting if certain performance related criteria are met.

     Stock option activity during 1999 and 2000 was as follows (shares in thousands):

                                              NUMBER OF       PRICE       WEIGHTED AVERAGE
                                               OPTIONS        RANGE        EXERCISE PRICE
                                              ---------    -----------    ----------------
Outstanding at December 31, 1998............      --       $        --         $  --
Granted.....................................      30              1.50          1.50
                                                 ---       -----------         -----
Outstanding at December 31, 1999............      30              1.50          1.50
Granted.....................................     467         1.50-4.50          2.11
Cancelled...................................      39              1.50          1.50
                                                 ---       -----------         -----
Outstanding at December 31, 2000............     458       $1.50-$4.50         $2.12
                                                 ===       ===========         =====

     The following table summarizes information about stock options outstanding at December 31, 2000 (options in thousands):

                                                              WEIGHTED
                        OPTIONS                               AVERAGE
                      OUTSTANDING                          EXERCISE PRICE
                      -----------                          --------------
   364..................................................       $1.50
    94..................................................        4.50
                                                               -----
   458..................................................       $2.12
                                                               =====

     As of December 31, 2000, no options are vested or exercisable.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as presented by SFAS No. 123, the effect on net earnings for 2000 and 1999 would not have been significant.

     Approximately 101,000 of the 458,050 options outstanding at December 31, 2000 were granted to affiliated independent contractor physicians. The Company recorded $9,000 of compensation expense in 2000, based on a fair value of $0.68 per option, 6.0% risk-free interest rate and a 10 year expected option life relating to these options.

     The following table represents the weighted average fair value of options granted during 2000 and 1999:

                                                                 WEIGHTED
                                                                 AVERAGE
                                              EXERCISE PRICE    FAIR VALUE
                                              --------------    ----------
2000........................................      $1.50           $0.68
                                                  $4.50           $2.03
1999........................................      $1.50           $0.52

                               TEAM HEALTH, INC.

     The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0.0% in 2000 and 1999; risk-free interest rate of 6.0% and 5.38% in 2000 and 1999, respectively; expected volatility of 0% in 2000 and 1999; and an expected life of ten years and eight years in 2000 and 1999, respectively.

10. INCOME TAXES

     Prior to the recapitalization, the Company's financial results were included in the consolidated federal tax return of MedPartners. As a result, the provision for income taxes was calculated and allocated to the Company from MedPartners.

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------    --------    --------
Current:
  Federal...........................................  $(6,435)   $ 10,199    $ 27,590
  State.............................................     (919)      1,457       4,500
                                                      -------    --------    --------
                                                       (7,354)     11,656      32,090
Deferred:
  Federal...........................................   14,588      (9,105)    (13,935)
  State.............................................    2,083      (1,301)     (2,272)
                                                      -------    --------    --------
                                                       16,671     (10,406)    (16,207)
                                                      -------    --------    --------
                                                      $ 9,317    $  1,250    $ 15,883
                                                      =======    ========    ========

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Tax at statutory rate.......................................  35.0%    35.0%    35.0%
State income tax (net of federal tax benefit)...............   5.1      4.9      3.9
Amortization and goodwill write-off.........................    --       --      3.9
Other.......................................................   1.1     20.4     (0.4)
                                                              ----     ----     ----
                                                              41.2%    60.3%    42.4%
                                                              ====     ====     ====

                               TEAM HEALTH, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the recapitalization, the Company made an election that caused the transaction to be treated as a sale of assets for tax purposes and recognized an increase in its deferred tax assets of approximately $51.1 million. The components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Accounts receivable..................................  $ 30,130    $ 33,419
  Accrued compensation and other accrued liabilities...     2,407       2,415
  Amortization and depreciation........................    71,456      76,983
  Professional liability reserves......................     5,972       3,585
  Net operating loss...................................       307          --
  Other................................................       604          --
                                                         --------    --------
          Total deferred tax assets....................   110,876     116,402
Deferred tax liabilities:
  Affiliate deferred revenue...........................    39,290      29,999
  Other................................................     1,854          --
                                                         --------    --------
          Total deferred tax liabilities...............    41,144      29,999
                                                         --------    --------
          Net deferred tax assets......................  $ 69,732    $ 86,403
                                                         ========    ========

     As of December 31, 2000, the Company had federal and state net operating losses of approximately $808,000 expiring in 2020.

11. RETIREMENT PLANS

     The Company's employees participated in various employee benefit plans sponsored by the Company and the Company's parent affiliates. The plans are primarily defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's and the Company's former parent affiliate's plans. The Company's contributions to the plans were approximately $2.8 million, $3.5 million, and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Effective January 1, 1998, the Board of Directors of MedPartners approved a retirement savings plan for its employees and affiliates. Effective October 1, 1999, the Company approved its own retirement savings plan for employees and affiliates. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of equal to 50% of the first 6% of compensation contributed by employees.

     The Company also maintains nonqualified deferred compensation plans for certain of its employees. As of December 31, 2000 and 1999, the total deferred compensation payable was approximately $3.4 million and $3.8 million, respectively.

     In connection with the recapitalization, the Company established a deferred compensation plan and related Rabbi Trust for the benefit of certain members of the Company's senior management. The Company funded the Rabbi Trust with $5.5 million at the date of the recapitalization. The Rabbi Trust used these funds to purchase preferred units in Team Health Holdings, LLC. The deferred compensation liability and the investment of the Rabbi Trust are carried as a long-term liability and a long-term asset at December 31, 2000 and 1999 of $6.1 million and $5.9 million, respectively.

                               TEAM HEALTH, INC.

12. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space for terms of primarily one to seven years with options to renew for additional periods. Future minimum payments due on these non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

2001.......................................................  $ 5,177
2002.......................................................    4,155
2003.......................................................    2,707
2004.......................................................    2,271
2005.......................................................    2,142
Thereafter.................................................    4,475
                                                             -------
                                                             $20,927
                                                             =======

     Operating lease costs were approximately $4.9 million, $4.5 million and $5.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Litigation

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of related reserves, and such liabilities, if incurred, should not have a significant negative effect on the results of operations and financial condition of our Company. Moreover, in connection with the recapitalization, subject to certain limitations, MedPartners and Physician Services, Inc. have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operations of the Company and its subsidiaries prior to the closing date of the recapitalization transactions for which the Company or any of its subsidiaries or physicians becomes liable.

     In July 1998, a lawsuit was filed against InPhyNet Medical Management, Inc. ("InPhyNet"), a subsidiary of the Company, and several other unrelated defendants in the United States District Court for the District of Kansas. The case is captioned United States ex rel. George R. Schwartz v. InPhyNet Management, Inc. currently. The plaintiff in that case, George R. Schwartz, alleges that, based on management services contracts, InPhyNet and others had inappropriate financial relationships with hospital emergency department and urgent care center physicians and engaged in inappropriate billing practices in violation of the False Claims Act and the Medicare Anti-kickback Law as well as various other statutes. In his Fourth Amended Complaint, the plaintiff is seeking, among other relief,

          (1) an order that InPhyNet cease and desist from violating civil and criminal provisions of the federal False Claims Act, the assignment provisions of the Social Security Act, the Medicare federal anti-kickback statute, the mail fraud statute, and the Racketeer Influence and Corrupt Organization Act;

          (2) three times the amount of damages sustained by the United States government, an amount that is indeterminable at this time;

                               TEAM HEALTH, INC.

          (3) a civil penalty of $5,000 to $10,000 for each civil False Claims Act violation, a number of violations which is indeterminable at this time; and

          (4) costs and attorneys' fees.

     If the plaintiff's challenge to our contractual arrangements is successful, we may be forced to modify the current structure of our relationships with physicians and clients. This modification could have a significant negative impact on our operations and financial condition. In connection with the recapitalization, subject to some limitations, MedPartners and Physician Services, Inc. have jointly and severally agreed to indemnify us against any and all losses relating to this lawsuit. However, if we were forced to restructure our business as presently conducted as a result of the outcome of this litigation, our operations would be substantially disrupted. The case is currently set for jury trial on January 22, 2002 in Wichita, Kansas.

  Contingent Acquisition Payments

     As of December 31, 2000, the Company may have to pay up to $14.0 million in future contingent payments as additional consideration for its acquisitions in prior years. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contained in the respective agreements related to their acquisition.

13. RELATED PARTY TRANSACTIONS

     The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total related party lease costs were approximately $1.4 million, $1.3 million and $1.3 million in 2000, 1999 and 1998, respectively.

     The Company has contractual arrangements with billing and collection service companies that are owned or partially owned by certain employees of the Company. The majority of these arrangements were assumed as part of merger or purchase transactions. Billing fees paid for these services were $3.3 million, $3.2 million and $3.5 million in 2000, 1999 and 1998, respectively.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of the Company's financial instruments:

    Cash and cash equivalents:  The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.
    Accounts receivable:        The carrying amount reported in the balance sheets for
                                accounts receivable approximates its fair value.
    Long-term debt:             The fair value of the Company's Term Loan Facility is
                                estimated using discounted cash flow analyses, based on the
                                Company's current incremental borrowing rates for similar
                                types of borrowing arrangements. The carrying value of the
                                Term Loans is approximately $128.8 million, which
                                approximates fair value. The fair value of the 12% Senior
                                Subordinated Notes at December 31, 2000 is approximately
                                $92.0 million based on quoted market prices.
    Interest rate swap:         The fair value of the Company's interest rate swap
                                agreements is an asset of approximately $0.1 million at
                                December 31, 2000 based on quoted market prices for similar interest rate contracts.

                               TEAM HEALTH, INC.

15. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In 1998, the Company wrote-off approximately $1.5 million in organizational and development costs in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities." The write-off is reflected as a cumulative effect of change in accounting principle in the accompanying statement of operations for 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on March 7, 2001.

                                          TEAM HEALTH, INC.

                                          /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                   H. Lynn Massingale,
                                                 Chief Executive Officer

                                          /s/ DAVID JONES
                                          --------------------------------------
                                                       David Jones,
                                               Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 7, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

                                          TEAM HEALTH, INC.

                                          /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                 H. Lynn Massingale, M.D.
                                          President and Chief Executive Officer
                                                       and Director

                                          /s/ DANA J. O'BRIEN
                                          --------------------------------------
                                                     Dana J. O'Brien
                                                         Director

                                          /s/ TIMOTHY P. SULLIVAN
                                          --------------------------------------
                                                   Timothy P. Sullivan
                                                         Director

                                          /s/ NICHOLAS W. ALEXOS
                                          --------------------------------------
                                                    Nicholas W. Alexos
                                                         Director

                                          /s/ KENNETH W. O'KEEFE
                                          --------------------------------------
                                                    Kenneth W. O'Keefe
                                                         Director

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

    10.6   Registration Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health, Inc. who are from time to time party thereto.*
    10.7   Trust Agreement dated as of January 25, 1999 by and among Team Health, Inc. and The Trust Company of
           Knoxville.*
    10.8   Credit Agreement dated as of March 12, 1999 by and among Team Health, Inc., the banks, financial institutions and other institutional lenders named herein, Fleet National Bank, NationsBank, N.A.,
           NationsBanc Montgomery Securities LLC and Donaldson, Lufkin & Jenrette Securities Corporation.*
    10.9   Sheer Ahearn & Associates Plan Provision Nonqualified Excess Deferral Plan effective September 1, 1998.*
    10.10  Amendment and Restatement of Emergency Professional Services, Inc. Deferred Compensation Plan effective
           January 31, 1996.*
    10.11  Lease Agreement dated August 27, 1992 between Med: Assure Systems and Winston Road Properties for our
           corporate headquarters located at 1900 Winston Road, Knoxville, TN.*
    10.12  Lease Agreement dated August 27, 1999 between Americare Medical Services, Inc. and Winston Road Properties
           for space located at 1900 Winston Road, Knoxville, TN.*
    10.13  1999 Stock Option Plan of Team Health, Inc.*
    10.14  Form of Employment Agreement for Dr. Massingale and Messrs. Hatcher, Sherlin, Joyner and Jones.**
    21.    Subsidiaries of Registrant.**

---------------
 * Incorporated by reference to the Company's Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on January 5, 2000 and declared effective on January 18, 2000.

** Filed herewith.

ITEM 21(B)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE
                                            AT
                                         BEGINNING    COSTS AND                            BALANCE AT
                                         OF PERIOD    EXPENSES     OTHER    DEDUCTIONS    END OF PERIOD
                                         ---------    ---------    -----    ----------    -------------
2000...................................   125,067      329,291      --       347,539         106,819
1999...................................   141,668      309,713      --       326,314         125,067
1998...................................   122,390      257,618      --       238,340         141,668