Form 10-Q
period 2001-03-31
TEAM HEALTH INC
filed 2001-05-08
CIK 1086795

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Common Stock par value $.01 per share -- 10,000,000 shares as of May 8, 2001.

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

                               TEAM HEALTH, INC.

                     QUARTERLY REPORT FOR THE THREE MONTHS
                              ENDED MARCH 31, 2001

                                                              PAGE
                                                              ----
Part 1. Financial Information
  Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets -- March 31, 2001 and December
     31, 2000...............................................    3
  Consolidated Statements of Operations -- Three months
     ended March 31, 2001 and 2000..........................    4
  Consolidated Statements of Cash Flows -- Three months
     ended March 31, 2001 and 2000..........................    5
  Notes to Consolidated Financial Statements (Unaudited)....    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    8
  Item 3. Quantitative and Qualitative Disclosures of Market
     Risk...................................................   13
Part 2. Other Information
  Item 1. Legal Proceedings.................................   14
  Item 2. Changes in Securities and Use of Proceeds.........   14
  Item 3. Defaults upon Senior Securities...................   14
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   14
  Item 5. Other Information.................................   14
  Item 6. Exhibits and Other Reports........................   14
  Signatures................................................   15

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 57,241       $ 55,404
  Accounts receivable, net..................................   144,805        149,724
  Prepaid expenses and other current assets.................     7,636          5,590
                                                              --------       --------
Total current assets........................................   209,682        210,718
Property and equipment, net.................................    20,159         19,555
Intangibles, net............................................    46,660         37,726
Deferred income taxes.......................................    78,140         78,578
Other.......................................................    17,706         17,531
                                                              --------       --------
                                                              $372,347       $364,108
                                                              ========       ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 14,482       $ 14,561
  Accrued compensation and physician payable................    44,455         44,849
  Other accrued liabilities.................................     9,549          5,734
  Current maturities of long-term debt......................    16,303         12,623
  Deferred income taxes.....................................     9,578          8,846
                                                              --------       --------
Total current liabilities...................................    94,367         86,613
Long-term debt, less current maturities.....................   210,472        216,578
Other non-current liabilities...............................    30,372         28,150
                                                              --------       --------
                                                               335,211        331,341
Commitments and Contingencies

Mandatory redeemable preferred stock........................   121,822        118,890
Common stock, $0.01 par value 12,000 shares authorized,
  10,000 shares issued and outstanding......................       100            100
Retained earnings (deficit).................................   (84,786)       (86,223)
                                                              --------       --------
                                                              $372,347       $364,108
                                                              ========       ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Fee for service revenue.....................................  $211,112    $188,704
Contract revenue............................................    36,745      34,617
Other revenue...............................................     2,739       2,699
                                                              --------    --------
  Net revenue...............................................   250,596     226,020
Provision for uncollectibles................................    92,451      80,476
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   158,145     145,544
Professional expenses.......................................   125,413     115,118
                                                              --------    --------
  Gross profit..............................................    32,732      30,426
General and administrative expenses.........................    15,289      14,292
Management fee and other expenses...........................       127         125
Depreciation and amortization...............................     3,633       2,830
Interest expense, net.......................................     5,818       6,536
                                                              --------    --------
  Earnings before income taxes..............................     7,865       6,643
Income tax expense..........................................     3,185       2,709
                                                              --------    --------
  Net earnings..............................................     4,680       3,934
Dividends on preferred stock................................     2,932       2,695
                                                              --------    --------
  Net earnings available to common stockholders.............  $  1,748    $  1,239
                                                              ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
Net earnings................................................  $  4,680    $  3,934
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................     3,633       2,830
  Amortization of deferred financing cost...................       460         463
  Provision for uncollectibles..............................    92,451      80,476
  Deferred income taxes.....................................     1,376      (1,458)
  Loss (gain) on sale of equipment..........................        15         (21)
  Equity in joint venture income............................      (173)       (271)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (90,590)    (79,000)
  Prepaids and other assets.................................    (2,365)        (53)
  Accounts payable..........................................       (79)       (705)
  Accrued compensation and physician payable................      (297)        939
  Other accrued liabilities.................................     3,744        (774)
  Professional liability reserves...........................     1,259       2,660
                                                              --------    --------
Net cash provided by operating activities...................    14,114       9,020

INVESTING ACTIVITIES
Purchases of property and equipment.........................    (1,831)     (2,062)
Cash paid for acquisitions, net.............................    (7,834)       (887)
Purchase of investments.....................................      (257)       (161)
Other investing activities..................................        71         129
                                                              --------    --------
Net cash used in investing activities.......................    (9,851)     (2,981)

FINANCING ACTIVITIES
Payments on notes payable...................................    (2,426)     (4,660)
Payments of deferred financing costs........................        --        (662)
Payments of recapitalization expenses.......................        --         (16)
                                                              --------    --------
Net cash used in financing activities.......................    (2,426)     (5,338)
                                                              --------    --------
Net increase in cash........................................     1,837         701
Cash and cash equivalents, beginning of period..............    55,404      29,820
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 57,241    $ 30,521
                                                              ========    ========
Interest paid...............................................  $  9,387    $  7,596
                                                              ========    ========
Taxes paid..................................................  $    192    $  2,257
                                                              ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Team Health, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2000 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

     Effective January 1, 2001, the Company implemented the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows of a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive earnings. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard resulted in a cumulative effect of an accounting change, net of tax, of approximately $0.1 million being recognized as other comprehensive earnings. During the three months ended March 31, 2001, the decrease in fair value of interest rate swaps, net of tax, of approximately $0.4 million was recognized through other comprehensive earnings (see Note 7). At March 31, 2001, the fair value of the interest rate swaps was a liability of $0.5 million.

NOTE 3. ACQUISITIONS

     Effective March 1, 2001, the Company acquired all of the outstanding stock of an emergency staffing company for $1.5 million and may have to pay up to $0.7 million in future contingent payments. The acquisition is being accounted for under the purchase method of accounting and its results of operations are included in the accompanying financial statements since its date of acquisition. The pro forma effect of the acquisition on the Company's results of operations for the periods prior to acquisition was not significant.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
12% Senior Subordinated Notes........................  $100,000       $100,000
Term Loan Facility...................................   126,400        128,800
Other debt...........................................       375            401
                                                       --------       --------
                                                        226,775        229,201
Less current portion.................................    16,303         12,623
                                                       --------       --------
                                                       $210,472       $216,578
                                                       ========       ========

     The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million five-year term loan A facility and a $90.0 million six-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC, and all subsidiaries of the Company. Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at March 31, 2001 were 8.6% and 9.2% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at March 31, 2001. No funds have been borrowed under the revolving credit facility as of March 31, 2001, but the Company has established a $0.3 million standby letter of credit against the revolving credit facility.

     The terms of the Company's Term Loan Facility provide for the prepayment of term loan amounts on an annual basis if, as defined under the Term Loan Facility agreement, "excess cash flow" results. Such excess cash flow is payable on April 30 of each succeeding year. During 2000, the Company's excess cash flow, as defined, was $3.1 million. Such amount is included in current maturities of long-term debt in the accompanying balance sheet as of March 31, 2001.

NOTE 5. CONTINGENCIES

LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as medical malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves for such liabilities, and if incurred, should not have a significant negative effect on the operating results and financial condition of our Company. Additionally, in connection with a recapitalization of the Company effective March 12, 1999, subject to certain limitations, Caremark, Rx, Inc., formerly known as MedPartners, Inc. ("MedPartners") and Pacific Physician Services, Inc., have jointly and severally agreed to indemnify us against some losses relating to litigation arising out of incidents occurring prior to the recapitalization to the extent those losses are not covered by third party insurance. With respect to some litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50.0 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings LLC, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operation of Team Health and its subsidiaries prior to the closing

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

date of the recapitalization transactions for which Team Health or any of its subsidiaries or physicians become liable.

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

CONTINGENT ACQUISITION PAYMENTS

     As of March 31, 2001, the Company may have to pay up to $9.6 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2001. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

NOTE 6. PROFESSIONAL LIABILITY INSURANCE

     During March 2001, the Company successfully renewed its medical malpractice program for a two-year period with the same carrier. The terms and characteristics of this policy are consistent with the plan previously in effect. In conjunction with this renewal, the Company has retained its right to purchase a tail premium at the end of the two-year policy period.

NOTE 7. COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2001
                                                              --------------
Net earnings available to common shareholders...............      $1,748
Cumulative effect of change in accounting principle -- fair
  value of interest rate swaps..............................          54
Net change in fair value of interest rate swaps.............        (364)
                                                                  ------
Other comprehensive loss....................................        (310)
                                                                  ------
Comprehensive earnings......................................      $1,438
                                                                  ======

     Accumulated other comprehensive loss at March 31, 2001, net of related taxes, is comprised of approximately $0.3 million relating to the fair value of interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Team Health is one of the nation's largest providers of outsourced medical staffing and administrative services to hospitals and other healthcare providers in the United States, with over 350 hospital contracts in 30 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics, and other hospital departments. We provide a full range of physician staffing and administrative services, including the: (i) staffing, recruiting and credentials coordination for clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

coverage and continuing educational services; and (iii) billing and collection of fees for services provided by the medical professionals. Since the Company's inception in 1979, we have focused primarily on providing outsourced services to emergency departments, which account for the majority of our net revenue.

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

RESULTS OF OPERATIONS

     The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by inflation. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net income and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Fee for service revenue.....................................  133.5%   129.7%
Contract revenue............................................   23.2     23.8
Other revenue...............................................    1.8      1.8
Net revenue.................................................  158.5    155.3
Provision for uncollectibles................................   58.5     55.3
Net revenue less provision for uncollectibles...............  100.0    100.0
Professional expenses.......................................   79.3     79.1
Gross profit................................................   20.7     20.9
General and administrative expenses.........................    9.7      9.8
Management fee and other expenses...........................    0.1      0.1
Depreciation and amortization...............................    2.3      1.9
Interest expense, net.......................................    3.6      4.5
Income tax expense..........................................    2.0      1.9
  Net earnings..............................................    3.0      2.7
Dividends on preferred stock................................    1.9      1.9
Net earnings available to common stockholders...............    1.1      0.8

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
OTHER FINANCIAL DATA
EBITDA(1)...................................................   11.0     11.1
Net Cash provided by (used in):
  Operating activities......................................    8.9      6.2
  Investing activities......................................   (6.2)    (2.0)
  Financing activities......................................   (1.5)    (3.7)

---------------
(1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

  Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     NET REVENUE. Net revenue for the three months ended March 31, 2001 increased $24.6 million, or 10.9%, to $250.6 million from $226.0 million during the three months ended March 31, 2000. During the three months ended March 31, 2001, fee-for-service revenue was 84.2% of net revenue compared to 83.5% during the three months ended March 31, 2000. Contract revenue represented 14.7% of net revenue for the three months ended March 31, 2001 and 15.3% for the three months ended March 31, 2000. Other revenue represented 1.1% of net revenue for the three months ended March 31, 2001 and 1.2% for the three months ended March 31, 2000. Net revenue as a percentage of net revenue less provision for uncollectibles was 158.5% for the three months ended March 31, 2001 as compared to 155.3% during the three months ended March 31, 2000.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $92.5 million for the three months ended March 31, 2001 compared to $80.5 million for the three months ended March 31, 2000, an increase of $12.0 million or 14.9%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 58.5% for the three months ended March 31, 2001 compared to 55.3% for the three months ended March 31, 2000, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue and increases in fee-for-service revenue as a percentage of net revenue. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended March 31, 2001 increased $12.6 million, or 8.7%, to $158.1 million from $145.5 million for the corresponding quarter in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $10.8 million or 8.3%, to $140.9 million during 2001 from $130.1 million during 2000, primarily due to increases in patient volume. Acquisitions contributed $1.5 million and new contracts obtained through internal sales contributed $14.3 million of the increase. Offsetting the increase between periods was $14.0 million of net revenue from terminated contracts.

     PROFESSIONAL EXPENSES. Professional expenses for the three months ended March 31, 2001 were $125.4 million compared to $115.1 million for the corresponding quarter in 2000. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 79.3% for the three months March 31, 2001 from 79.1% for the corresponding quarter in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $10.1 million or 9.2%. This increase between periods in professional expenses is due to cost increases in professional and medical support costs

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

principally resulting from increased patient volume. In 2001, medical malpractice expense was $5.9 million as compared to $5.7 million in 2000, an increase of 3.5%.

     GROSS PROFIT. Gross profit increased to $32.7 million for the three months ended March 31, 2001 from $30.4 million for the corresponding quarter in 2000. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 20.7% for the three months ended March 31, 2001 from 20.9% for the three months ended March 31, 2000 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2001 increased to $15.3 million from $14.3 million for the corresponding quarter in 2000. The increase between periods included increases in salaries and benefits of approximately $0.6 million between periods due to annual wage rate adjustments as well as the full year effect of additional staff added during the course of fiscal 2000. The remainder of the increase in general and administrative expenses is principally associated with evaluating alternatives related to the renewal of the Company's professional liability insurance program and other risk management coverages, as well as increased travel and legal costs in connection with the pursuit of potential business acquisition opportunities. Cost increases in other general and administrative cost components were substantially offset in other areas due to Company cost savings initiatives. General and administrative expenses as a percentage of revenues less provision for uncollectibles decreased to 9.7% during the three months ended March 31, 2001 from 9.8% during the corresponding quarter in 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 2001 increased to $3.6 million from $2.8 million for the same quarter in 2000. Depreciation increased by $0.3 million during the period while amortization expense increased by $0.5 million. The increase in depreciation expense was due to capital expenditures made during 2000 and 2001. Amortization expense increased principally due to contingent acquisition payments made during 2000 and 2001.

     INTEREST EXPENSE, NET. Interest expense, net decreased $0.7 million to $5.8 million for the three months ended March 31, 2001 compared to $6.5 million for the corresponding quarter in 2000. This decrease is attributable to the combination between years of more favorable interest rates, lower outstanding debt levels, and increased levels of invested cash balances.

     INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2001 was $3.2 million compared to $2.7 million for the three months ended March 31, 2000. The increase in income tax expense for the three months ended March 31, 2001 over the same period in 2000 was due to the increased level of earnings before income taxes in 2001 resulting from the factors described above.

     NET EARNINGS. Net earnings for the three months ended March 31, 2001 were $4.7 million compared to net earnings of $3.9 million for the three months ended March 31, 2000.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $2.9 million and $2.7 million of dividends on its outstanding mandatory redeemable preferred stock for the three months ended March 31, 2001 and 2000, respectively.

     EBITDA. EBITDA for the three months ended March 31, 2001 was $17.4 million compared to $16.1 million for the three months ended March 31, 2000.

     EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as Management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, debt obligations and to finance its capital expenditures and acquisitions. Historically, cash generated from operations has been sufficient to meet the funding needs of the Company. Expansion of the Company's business through acquisitions may require additional funds which, to the extent not provided by internally generated sources, cash, and the existing credit facilities will require the Company to seek additional external financing.

     Cash provided by operating activities in the first quarter of 2001 and 2000 was $14.1 million and $9.0 million, respectively.

     The Company has made scheduled principal repayments of $2.4 million in the first quarter of 2001 and $4.7 million during the corresponding period in 2000 in accordance with the term loan facilities. In addition, the Company made a prepayment of term loan balances in the amount of $3.1 million on April 30, 2001. This annual payment is based on the Term Loan Facility agreement "excess cash flow" results, as defined.

     The Company spent $1.8 million in the first quarter of 2001 and $2.1 million in the first quarter 2000 on capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. The acquisitions have been acquired either for stock or cash, or a combination thereof. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in association with acquisitions, including contingent payments, were $7.8 million during the first quarter 2001 and $0.9 million in the corresponding period in 2000. The potential exists for future contingent payment obligations of approximately $9.6 million as of March 31, 2001.

     During the first quarter of 2001 and 2000, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

     The Company as of March 31, 2001 had cash and cash equivalents available of approximately $57.2 million and a revolving credit facility borrowing availability of $49.7 million. The Company believes that its cash needs, other than for significant acquisitions, will be met through the use of its existing available cash and cash generated from borrowings under its revolving credit facility.

INFLATION

     We do not believe that inflation has had a material impact on our financial position or results of operations.

SEASONALITY

     Historically, the Company's revenues and operating results have reflected minimal seasonal variations due to the geographic diversification of the contract base.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest rate swap agreements are used to manage a portion of the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the three months ended March 31, 2001, the Company received a weighted average rate of 6.44% and paid a weighted average of 5.63% on the swaps. The weighted average pay rate is 5.63% and the weighted average receive rate is 4.90%, using the rate in effect at March 31, 2001, for the $50.0 million notional amount swap agreements.

     At March 31, 2001, the fair value of the Company's total debt, which has a carrying value of approximately $226.8 million, was approximately $231.8 million. The Company had $126.8 million of variable debt outstanding at March 31, 2001, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1.0% more during the twelve months ended March 31, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease by approximately $0.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     See note 5 to the financial statements for a description of legal actions to which we are party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

     Amendment No. 1 to Credit Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on May 8, 2001.

                                          Team Health, Inc.

                                          /s/     H. Lynn Massingale
                                          --------------------------------------
                                                   H. Lynn Massingale,
                                                 Chief Executive Officer

                                          /s/       David P. Jones
                                          --------------------------------------
                                                      David P. Jones
                                                 Chief Financial Officer