Form 10-Q
period 2001-06-30
TEAM HEALTH INC
filed 2001-08-09
CIK 1086795

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common Stock par value $.01 per share -- 10,000,000 shares as of August 9, 2001.

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

                               TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE SIX MONTHS
                              ENDED JUNE 30, 2001

                                                              PAGE
                                                              ----
Part 1. Financial Information
  Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets -- June 30, 2001 and December
     31, 2000...............................................    4
  Consolidated Statements of Operations -- Three months
     ended June 30, 2001 and 2000...........................    5
  Consolidated Statements of Operations -- Six months ended
     June 30, 2001 and 2000.................................    6
  Consolidated Statements of Cash Flows -- Six months ended
     June 30, 2001 and 2000.................................    7
  Notes to Consolidated Financial Statements (Unaudited)....    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
  Item 3. Quantitative and Qualitative Disclosures of Market
     Risk...................................................   17
Part 2. Other Information
  Item 1. Legal Proceedings.................................   19
  Item 2. Changes in Securities and Use of Proceeds.........   19
  Item 3. Defaults upon Senior Securities...................   19
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   19
  Item 5. Other Information.................................   19
  Item 6. Exhibits and Other Reports........................   19
  Signatures................................................   20

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 62,206      $ 55,404
  Accounts receivable, net..................................   143,713       149,724
  Prepaid expenses and other current assets.................     7,406         5,590
                                                              --------      --------
Total current assets........................................   213,325       210,718
Property and equipment, net.................................    18,956        19,555
Intangibles, net............................................    41,071        37,726
Deferred income taxes.......................................    79,410        78,578
Other.......................................................    17,604        17,531
                                                              --------      --------
                                                              $370,366      $364,108
                                                              ========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 10,366      $ 14,561
  Accrued compensation and physician payable................    46,603        44,849
  Other accrued liabilities.................................    17,110         5,734
  Current maturities of long-term debt......................    14,095        12,623
  Deferred income taxes.....................................     3,634         8,846
                                                              --------      --------
Total current liabilities...................................    91,808        86,613
Long-term debt, less current maturities.....................   206,566       216,578
Other non-current liabilities...............................    32,234        28,150
                                                              --------      --------
                                                               330,608       331,341
Commitments and Contingencies

Mandatory redeemable preferred stock........................   124,786       118,890
Common stock, $0.01 par value 12,000 shares authorized,
  10,000 shares issued and outstanding......................       100           100
Retained earnings (deficit).................................   (85,128)      (86,223)
                                                              --------      --------
                                                              $370,366      $364,108
                                                              ========      ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Fee for service revenue.....................................  $212,472    $187,837
Contract revenue............................................    40,334      36,343
Other revenue...............................................     3,345       3,130
                                                              --------    --------
  Net revenue...............................................   256,151     227,310
Provision for uncollectibles................................    91,592      81,464
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   164,559     145,846
Professional expenses.......................................   130,916     115,710
                                                              --------    --------
  Gross profit..............................................    33,643      30,136
General and administrative expenses.........................    15,398      13,926
Management fee and other expenses...........................        50         125
Impairment of intangibles...................................     4,137          --
Depreciation and amortization...............................     3,772       3,053
Interest expense, net.......................................     5,790       6,394
                                                              --------    --------
  Earnings before income taxes..............................     4,496       6,638
Income tax expense..........................................     1,821       2,669
                                                              --------    --------
  Net earnings..............................................     2,675       3,969
Dividends on preferred stock................................     2,964       2,655
                                                              --------    --------
  Net earnings (loss) available to common stockholders......  $   (289)   $  1,314
                                                              ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Fee for service revenue.....................................  $423,584    $376,541
Contract revenue............................................    77,079      70,960
Other revenue...............................................     6,084       5,829
                                                              --------    --------
  Net revenue...............................................   506,747     453,330
Provision for uncollectibles................................   184,043     161,940
                                                              --------    --------
  Net revenue less provision for uncollectibles.............   322,704     291,390
Professional expenses.......................................   256,329     230,828
                                                              --------    --------
  Gross profit..............................................    66,375      60,562
General and administrative expenses.........................    30,687      28,218
Management fee and other expenses...........................       177         250
Impairment of intangibles...................................     4,137          --
Depreciation and amortization...............................     7,405       5,883
Interest expense, net.......................................    11,608      12,930
                                                              --------    --------
  Earnings before income taxes..............................    12,361      13,281
Income tax expense..........................................     5,006       5,378
                                                              --------    --------
  Net earnings..............................................     7,355       7,903
Dividends on preferred stock................................     5,896       5,350
                                                              --------    --------
  Net earnings available to common stockholders.............  $  1,459    $  2,553
                                                              ========    ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES
Net earnings................................................  $   7,355    $   7,903
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................      7,405        5,883
  Amortization of deferred financing cost...................        919          934
  Provision for uncollectibles..............................    184,043      161,940
  Impairment of intangibles.................................      4,137           --
  Deferred income taxes.....................................     (5,802)        (108)
  Loss on sale of equipment.................................         15           38
  Equity in joint venture income............................       (402)        (567)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (181,090)    (160,008)
  Prepaids and other assets.................................     (1,734)        (563)
  Accounts payable..........................................     (4,195)         (80)
  Accrued compensation and physician payable................      1,986        3,007
  Other accrued liabilities.................................     11,335       (3,060)
  Professional liability reserves...........................      2,682        4,990
                                                              ---------    ---------
Net cash provided by operating activities...................     26,654       20,309

INVESTING ACTIVITIES
Purchases of property and equipment.........................     (2,658)      (4,154)
Cash paid for acquisitions, net.............................     (8,154)      (3,172)
Purchase of investments.....................................       (566)        (392)
Other investing activities..................................         86          168
                                                              ---------    ---------
Net cash used in investing activities.......................    (11,292)      (7,550)

FINANCING ACTIVITIES
Payments on long-term debt..................................     (8,540)      (7,066)
Payments of deferred financing costs........................        (20)        (662)
Payments of recapitalization expenses.......................         --          (16)
                                                              ---------    ---------
Net cash used in financing activities.......................     (8,560)      (7,744)
                                                              ---------    ---------
Net increase in cash........................................      6,802        5,015
Cash and cash equivalents, beginning of period..............     55,404       29,820
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  62,206    $  34,835
                                                              =========    =========
Interest paid...............................................  $  12,567    $  10,662
                                                              =========    =========
Taxes paid..................................................  $   4,155    $   8,833
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

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company implemented the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows of a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive earnings. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard resulted in a cumulative effect of an accounting change, net of tax, of approximately $0.1 million being recognized as other comprehensive earnings. During the three months ended June 30, 2001, the decrease in fair value of interest rate swaps, net of tax, of approximately $0.1 million was recognized through other comprehensive earnings (see Note 7). At June 30, 2001, the fair value of the interest rate swaps was a liability of $0.6 million.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will, however, apply the nonamortization provisions of the Statement for acquisitions consummated after June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net earnings of approximately $2.1 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

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

     Subsequent to June 30, 2001, the Company reached agreement with the shareholders of Integrated Specialists Management Services, Inc. ("ISMS") to acquire their shares in ISMS as of August 1, 2001. The Company under the terms of the stock purchase agreement acquired all of the outstanding shares of ISMS for cash at an amount equal to a minimum price plus additional consideration equal to ISMS's net working capital as of July 31, 2001. The purchase price is subject to adjustment for post-closing net working capital adjustments and other agreed to items through January 31, 2002. The Company on August 1, 2001 paid $7.4 million of an estimated total purchase price of $8.6 million to the selling shareholders of ISMS. The remaining estimated purchase price ($1.2 million), which is subject to adjustment based on such factors as collection of accounts receivables, adjustment of liabilities and other working capital components, is to be paid on or before February 1, 2002. The acquisition will be accounted for using the purchase method of accounting.

     ISMS provides a wide range of management services to anesthesiology practices on a fee basis. Services include strategic management, management information systems, third-party payor contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services. ISMS currently provides such services to four integrated anesthesia practices with approximately 330 providers under management.

NOTE 4. LOSS DUE TO ASSET IMPAIRMENT

     The carrying value of goodwill and other intangibles is routinely evaluated by the Company to determine whether such assets may be impaired with respect to their recorded values. If this evaluation indicates that certain intangibles may not be recoverable, as determined based on the undiscounted cash flows derived from the recorded assets over the remaining amortization period, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows. During the three months ended June 30, 2001, the Company concluded that certain of its intangibles relating to a portion of its radiology related operations were impaired. Accordingly, goodwill and contracts related to such radiology operations were reduced to estimated fair value by recording an impairment loss of $4.1 million at June 30, 2001.

NOTE 5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                       --------    ------------
12% Senior Subordinated Notes........................  $100,000      $100,000
Term Loan Facility...................................   120,300       128,800
Other debt...........................................       361           401
                                                       --------      --------
                                                        220,661       229,201
Less current portion.................................    14,095        12,623
                                                       --------      --------
                                                       $206,566      $216,578
                                                       ========      ========

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

     The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million five-year term loan A facility and a $90.0 million six-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC, and all subsidiaries of the Company. Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at June 30, 2001 were 7.3% and 9.2% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2001. No funds have been borrowed under the revolving credit facility as of June 30, 2001, but the Company has established a $0.3 million standby letter of credit against the revolving credit facility.

     The terms of the Company's Term Loan Facility provide for the prepayment of term loan amounts on an annual basis if, as defined under the Term Loan Facility agreement, "excess cash flow" results. During 2000, the Company's excess cash flow, as defined, was $3.1 million and was paid on April 30, 2001.

NOTE 6. CONTINGENCIES

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

CONTINGENT ACQUISITION PAYMENTS

     As of June 30, 2001, the Company may have to pay up to $6.6 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2001. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

NOTE 7. COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows:

                                                    THREE MONTHS      SIX MONTHS
                                                        ENDED            ENDED
                                                    JUNE 30, 2001    JUNE 30, 2001
                                                    -------------    -------------
Net earnings (loss) available to common
  shareholders....................................      $(289)          $1,459
Cumulative effect of change in accounting
  principle -- fair value of interest rate
  swaps...........................................         --               54
Net change in fair value of interest rate swaps...        (54)            (418)
                                                        -----           ------
Other comprehensive loss..........................        (54)            (364)
                                                        -----           ------
Comprehensive earnings (loss).....................      $(343)          $1,095
                                                        =====           ======

     Accumulated other comprehensive loss at June 30, 2001, net of related taxes, is comprised of approximately $0.4 million relating to the fair value of interest rate swaps.

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

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

components of net income and EBITDA as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      2001     2000     2001     2000
                                                      -----    -----    -----    -----
Fee for service revenue.............................  129.1%   128.8%   131.2%   129.2%
Contract revenue....................................   24.5     24.9     23.9     24.4
Other revenue.......................................    2.1      2.2      1.9      2.0
Net revenue.........................................  155.7    155.9    157.0    155.6
Provision for uncollectibles........................   55.7     55.9     57.0     55.6
Net revenue less provision for uncollectibles.......  100.0    100.0    100.0    100.0
Professional expenses...............................   79.6     79.3     79.4     79.2
Gross profit........................................   20.4     20.7     20.6     20.8
General and administrative expenses.................    9.4      9.6      9.5      9.7
Management fee and other expenses...................     --      0.1      0.1      0.1
Impairment of intangibles...........................    2.5       --      1.2       --
Depreciation and amortization.......................    2.3      2.1      2.3      2.0
Interest expense, net...............................    3.5      4.4      3.6      4.4
Income tax expense..................................    1.1      1.8      1.6      1.9
  Net earnings......................................    1.6      2.7      2.3      2.7
Dividends on preferred stock........................    1.8      1.8      1.8      1.8
Net earnings (loss) available to common
  stockholders......................................   (0.2)     0.9      0.5      0.9
OTHER FINANCIAL DATA
EBITDA(1)...........................................   11.1     11.1     11.1     11.1
Net Cash provided by (used in):
  Operating activities..............................     --       --      8.3      7.0
  Investing activities..............................     --       --     (3.5)    (2.6)
  Financing activities..............................     --       --     (2.7)    (2.7)

---------------
(1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

  Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     NET REVENUE. Net revenue for the three months ended June 30, 2001 increased $28.8 million or 12.7%, to $256.1 million from $227.3 million during the three months ended June 30, 2000. During the three months ended June 30, 2001, fee-for-service revenue was 83.0% of net revenue compared to 82.6% during the three months ended June 30, 2000. Contract revenue represented 15.7% of net revenue for the three months ended June 30, 2001, and 16.0% for the three months ended June 30, 2000. Other revenue represented 1.3% of net revenue for the three months ended June 30, 2001, and 1.4% for the three months ended June 30, 2000. Net revenue as a percentage of net revenue less provision for uncollectibles was 155.7% for the three months ended June 30, 2001 compared to 155.9% during the three months ended June 30, 2000.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $91.6 million for the three months ended June 30, 2001 compared to $81.5 million for the three months ended June 30, 2000, an increase of $10.1 million or 12.4%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 55.7% for the three months ended June 30, 2001 compared to 55.9% for the three months

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

ended June 30, 2000, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue and increases in fee-for-service revenue as a percentage of net revenue. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended June 30, 2001 increased $18.7 million, or 12.8%, to $164.6 million from $145.8 million for the corresponding quarter in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $15.2 million or 11.7%, to $144.6 million in 2001 from $129.4 million in 2000. The increase in same contract net revenue includes the effects of both volume and pricing increases. Acquisitions contributed $2.1 million and new contracts obtained through internal sales contributed $14.9 million of the overall increase in net revenue. Offsetting the increase between periods was $13.4 million of net revenue from terminated contracts.

     PROFESSIONAL EXPENSES. Professional expenses for the three months ended June 30, 2001 were $130.9 million compared to $115.7 million for the corresponding quarter in 2000. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 79.6% during the three months ended June 30, 2001 from 79.3% during the corresponding quarter in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $13.5 million or 12.4%. This increase between periods in professional expenses is due to cost increases in professional and medical support costs principally resulting from increased patient volume. In 2001, medical malpractice expense was $7.9 million as compared to $6.2 million in 2000, an increase of 27.4%. This increase reflects a less favorable medical malpractice market at the time of the Company's March 2001 policy renewal.

     GROSS PROFIT. Gross profit increased to $33.6 million for the three months ended June 30, 2001 from $30.1 million for the corresponding quarter in 2000. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 20.4% for the three months ended June 30, 2001 from 20.7% for the three months ended June 30, 2000 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2001 increased to $15.4 million from $13.9 million for the corresponding quarter in 2000. The increase between periods included an increase in salaries and benefits of approximately $1.1 million between periods principally due to annual wage rate adjustments and the full year effect of additional staff added during the course of fiscal 2000. The remainder of the increase in general and administrative expenses is principally associated with increased travel and legal costs in connection with the pursuit of potential business acquisition opportunities. General and administrative expenses as a percent of revenues less provision for uncollectibles decreased to 9.4% for the three months ended June 30, 2001 from 9.6% for the corresponding quarter in 2000.

     IMPAIRMENT OF INTANGIBLES. Impairment of intangibles for the three months ended June 30, 2001 was $4.1 million. During the quarter ended June 30, 2001, the Company concluded that certain of its intangibles relating to a portion of its radiology operations were impaired. The intangibles related to such operations were reduced to estimated fair value by recording an impairment charge of $4.1 million at June 30, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 2001 increased to $3.8 million from $3.1 million for the same quarter in 2000. Depreciation increased by $0.2 million during the period while amortization expense increased by $0.5 million. The increase in depreciation expense was due to capital expenditures made for 2000 and 2001, while amortization expense increased principally due to contingent acquisition payments made during 2000 and 2001.

     NET INTEREST EXPENSE. Net interest expense decreased to $5.8 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000. The decrease is due to the

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

combination between periods of more favorable interest rates, lower outstanding debt levels and increased levels of invested cash balances.

     INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2001 was $1.8 million as compared to income tax expense for the three months ended June 30, 2000 of $2.7 million. The decrease in income tax expense for the three months ended June 30, 2001 over the same period in 2000 was due to the decreased level of earnings before income taxes in 2001 resulting from the factors described above.

     NET EARNINGS. Net earnings for the three months ended June 30, 2001 was $2.7 million as compared to a net earnings of $4.0 million for the three months ended June 30, 2000.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $3.0 million and $2.7 million of dividends on its outstanding mandatory redeemable preferred stock for the three months ended June 30, 2001 and 2000, respectively.

     EBITDA. EBITDA for the three months ended June 30, 2001 was $18.2 million as compared to $16.2 million for the three months ended June 30, 2000.

     EBITDA represents income (loss) before income taxes plus depreciation and amortization, net interest expense, impairment of intangibles, and what we consider non-operational or non-cash charges such as management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

  Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     NET REVENUE. Net revenue for the six months ended June 30, 2001 increased $53.4 million or 11.8%, to $506.7 million from $453.3 million during the six months ended June 30, 2000. During the six months ended June 30, 2001, fee-for-service revenue was 83.6% of net revenue compared to 83.1% during the six months ended June 30, 2000. Contract revenue represented 15.2% of net revenue for the six months ended June 30, 2001 and 15.6% for the six months ended June 30, 2000. Other revenue represented 1.2% of net revenue for the six months ended June 30, 2001 and 1.3% for the six months ended June 30, 2000. Net revenue as a percentage of net revenue less provision for uncollectibles was 157.0% for the six months ended June 30, 2001 as compared to 155.6% during the six months ended June 30, 2000.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $184.0 million for the six months ended June 30, 2001 compared to $161.9 million for the six months ended June 30, 2000, an increase of $22.1 million or 13.6%. As a percentage of net revenue less provision for uncollectibles, the provision for uncollectibles was 57.0% for the six months ended June 30, 2001 compared to 55.6% for the six months ended June 30, 2000, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue and increases in fee-for-service revenue as a percentage of net revenue. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the six months ended June 30, 2001 increased $31.3 million or 10.7%, to $322.7 million from $291.4 million for the corresponding six months in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $26.0 million or 10.2%, to $281.8 million in 2001 from $255.8 million in 2000. The increase in same contract net revenue includes the effects of both volume and pricing increases. Acquisitions contributed $3.6 million and new contracts obtained through internal sales contributed $29.0 million of the increase. Offsetting the increase between periods was $27.3 million of net revenue from terminated contracts.

     PROFESSIONAL EXPENSES. Professional expenses for the six months ended June 30, 2001 were $256.3 million compared to $230.8 million for the corresponding six months in 2000. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 79.4% for the six months June 30, 2001 from 79.2% for the corresponding six months in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $23.6 million or 10.8%. This increase between periods in professional expenses is due to cost increases in professional and medical support costs principally resulting from increased patient volume. Medical malpractice expense was $13.8 million in 2001 compared to $11.9 million in 2000, an increase of 16.0%. This increase reflects a less favorable medical malpractice market at the time of the Company's March 2001 policy renewal.

     GROSS PROFIT. Gross profit increased to $66.4 million for the six months ended June 30, 2001 from $60.6 million for the corresponding six months in 2000. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 20.6% for the six months ended June 30, 2001 from 20.8% for the six months ended June 30, 2000 due to the factors described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2001 increased to $30.7 million from $28.2 million for the corresponding six months in 2000. The increase between periods included an increase in salaries and benefits of approximately $1.5 million between periods due to annual wage rate adjustments as well as the full year effect of additional staff added during the course of fiscal 2000. The remainder of the increase in general and administrative expenses is principally associated with evaluating alternatives related to the renewal of the Company's professional liability insurance program and other risk management coverages, as well as increased travel and legal costs in connection with the pursuit of potential business acquisition opportunities. Cost increases in other general and administrative cost components were substantially offset in other areas due to Company cost savings initiatives. General and administrative expenses as a percentage of revenues less provision for uncollectibles decreased to 9.5% during the six months ended June 30, 2001 from 9.7% during the corresponding period in 2000.

     IMPAIRMENT OF INTANGIBLES. Impairment of intangibles for the six months ended June 30, 2001 was $4.1 million. During the six months ended June 20, 2001, the Company concluded that certain of its intangibles relating to a portion of its radiology related operations were impaired. The intangibles related to such operations were reduced to estimated fair value by recording an impairment charge of $4.1 million at June 30, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 2001 increased to $7.4 million from $5.9 million for the same period in 2000. Depreciation increased by $0.5 million during the period while amortization expense increased by $1.0 million. The increase in depreciation expense was due to capital expenditures made during 2000 and 2001. Amortization expense increased principally due to contingent acquisition payments made during 2000 and 2001.

     INTEREST EXPENSE, NET. Interest expense, net decreased $1.3 million to $11.6 million for the six months ended June 30, 2001 compared to $12.9 million for the corresponding period in 2000. This decrease is

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

attributable to the combination between periods of more favorable interest rates, lower outstanding debt levels, and increased levels of invested cash balances.

     INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2001 was $5.0 million compared to $5.4 million for the six months ended June 30, 2000. The decrease in income tax expense for the six months ended June 30, 2001 over the same period in 2000 was due to the decreased level of earnings before income taxes in 2001 resulting from the factors described above.

     NET EARNINGS. Net earnings for the six months ended June 30, 2001 were $7.4 million compared to net earnings of $7.9 million for the six months ended June 30, 2000.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $5.9 million and $5.4 million of dividends on its outstanding mandatory redeemable preferred stock for the six months ended June 30, 2001 and 2000, respectively.

     EBITDA. EBITDA for the six months ended June 30, 2001 was $35.7 million compared to $32.3 million for the six months ended June 30, 2000.

     EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense, impairment of intangibles, and what we consider non-operational or non-cash charges such as management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, debt obligations and to finance its capital expenditures and acquisitions. Historically, cash generated from operations has been sufficient to meet the funding needs of the Company. Expansion of the Company's business through acquisitions may require additional funds which, to the extent not provided by internally generated sources, available cash, and the existing credit facilities will require the Company to seek additional external financing.

     Cash provided by operating activities in the six months ended June 30, 2001 and 2000 was $26.7 million and $20.3 million, respectively.

     The Company has made scheduled principal repayments of $5.4 million in the six months ended June 30, 2001 and $4.8 million during the corresponding period in 2000 in accordance with the term loan facilities. In addition, the Company made a prepayment of term loan balances in the amount of $3.1 million on April 30, 2001. This annual payment is based on the Term Loan Facility agreement "excess cash flow" results, as defined. Also, during 2000, the Company amortized $2.3 million of other debt assumed as part of the recapitalization

     The Company spent $2.7 million in the six months ended June 30, 2001 and $4.2 million in the six months ended June 30, 2000 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

     The Company has historically been an acquirer of other physician staffing businesses and interests. The acquisitions have been acquired either for stock or cash, or a combination thereof. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in association with acquisitions, including contingent payments, were $8.2 million during the six months ended June 30, 2001 and $3.2 million in the corresponding period in 2000. The potential exists for future contingent payment obligations of approximately $6.6 million as of June 30, 2001.

     During the first six months of 2001 and 2000, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

     The Company as of June 30, 2001 had cash and cash equivalents available of approximately $62.2 million and a revolving credit facility borrowing availability of $49.7 million. The Company believes that its cash needs, other than for significant acquisitions, will be met through the use of its existing available cash and cash generated from operations of the Company or borrowings under its revolving credit facility.

INFLATION

     We do not believe that inflation has had a material impact on our financial position or results of operations.

SEASONALITY

     Historically, the Company's revenues and operating results have reflected minimal seasonal variations due to the geographic diversification of the contract base.

IMPLEMENTATION OF NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will, however, apply the nonamortization provisions of the Statement for acquisitions consummated after June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net earnings of approximately $2.1 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest rate swap agreements are used to manage a portion of the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the

                               TEAM HEALTH, INC.

                                  (UNAUDITED)

eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the six months ended June 30, 2001, the Company received a weighted average rate of 5.67% and paid a weighted average of 5.63% on the swaps. The weighted average pay rate is 5.63% and the weighted average receive rate is 3.71%, using the rate in effect at June 30, 2001, for the $50.0 million notional amount swap agreements.

     At June 30, 2001, the fair value of the Company's total debt, which has a carrying value of approximately $220.7 million, was approximately $227.7 million. The Company had $120.7 million of variable debt outstanding at June 30, 2001, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1.0% more during the twelve months ended June 30, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $0.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

     Exhibit 10.16

     Amendment No. 1 to Security Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on August 9, 2001.

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