Form 10-Q
period 2001-09-30
TEAM HEALTH INC
filed 2001-11-14
CIK 1086795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Common Stock par value $.01 per share -- 10,000,000 shares as of November 13, 2001.

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

                                TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2001

                                                                   PAGE
                                                                   ----
Part 1. Financial Information
  Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets -- September  30, 2001
     and December 31, 2000 .................................         4
  Consolidated Statements of Operations -- Three months
     ended September 30, 2001 and 2000 .....................         5
  Consolidated Statements of Operations -- Nine months
     ended September 30, 2001 and 2000 .....................         6
  Consolidated Statements of Cash Flows -- Nine months
     ended September 30, 2001 and 2000 .....................         7
  Notes to Consolidated Financial Statements
     (Unaudited) ...........................................         8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...................        11
  Item 3. Quantitative and Qualitative Disclosures of Market
     Risk ..................................................        16
Part 2. Other Information
  Item 1. Legal Proceedings ................................        18
  Item 2. Changes in Securities and Use of Proceeds ........        18
  Item 3. Defaults upon Senior Securities ..................        18
  Item 4. Submission of Matters to a Vote of Security
     Holders ...............................................        18
  Item 5. Other Information ................................        18
  Item 6. Exhibits and Other Reports .......................        18
  Signatures ...............................................        19

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TEAM HEALTH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2001              2000
                                                                              ----              ----
          ASSETS
          Current assets:
            Cash and cash equivalents .............................        $  59,901         $  55,404
            Accounts receivable, net ..............................          123,858           149,724
            Prepaid expenses and other current assets .............            7,248             5,590
                                                                           ---------         ---------
          Total current assets ....................................          191,007           210,718
          Property and equipment, net .............................           18,767            19,555
          Intangibles, net ........................................           45,205            37,726
          Deferred income taxes ...................................           77,192            78,578
          Other ...................................................           17,338            17,531
                                                                           ---------         ---------
                                                                           $ 349,509         $ 364,108
                                                                           =========         =========
          LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
            EQUITY (DEFICIT)

          Current liabilities:
            Accounts payable ......................................        $  12,052         $  14,561
            Accrued compensation and physician payable ............           50,299            44,849
            Other accrued liabilities .............................            7,147             5,734
            Current maturities of long-term debt ..................           13,698            12,623
            Deferred income taxes .................................            1,177             8,846
                                                                           ---------         ---------
          Total current liabilities ...............................           84,373            86,613
          Long-term debt, less current maturities .................          203,602           216,578
          Other non-current liabilities ...........................           33,710            28,150
                                                                           ---------         ---------
                                                                             321,685           331,341
          Commitments and Contingencies

          Mandatory redeemable preferred stock ....................          127,783           118,890
          Common stock, $0.01 par value 12,000 shares authorized,
            10,000 shares issued and outstanding ..................              100               100
          Retained earnings (deficit) .............................         (100,059)          (86,223)
                                                                           ---------         ---------
                                                                           $ 349,509         $ 364,108
                                                                           =========         =========

                See accompanying notes to financial statements.

                                TEAM HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                             -------------------
                                                                           2001              2000
                                                                           ----              ----
          Fee for service revenue ..............................        $ 187,561         $ 195,616
          Contract revenue .....................................           41,664            34,726
          Other revenue ........................................            4,535             3,208
                                                                        ---------         ---------
            Net revenue ........................................          233,760           233,550
          Provision for uncollectibles .........................           93,001            84,144
                                                                        ---------         ---------
            Net revenue less provision for uncollectibles ......          140,759           149,406
          Professional expenses ................................          133,393           118,340
                                                                        ---------         ---------
            Gross profit .......................................            7,366            31,066
          General and administrative expenses ..................           15,751            14,516
          Terminated transaction expense .......................               --             2,000
          Management fee and other expenses ....................              264               216
          Depreciation and amortization ........................            3,763             3,598
          Interest expense, net ................................            5,649             6,380
                                                                        ---------         ---------
            Earnings (loss) before income taxes ................          (18,061)            4,356
          Income tax expense (benefit) .........................           (6,185)            1,857
                                                                        ---------         ---------
            Net earnings (loss) ................................          (11,876)            2,499
          Dividends on preferred stock .........................            2,997             2,717
                                                                        ---------         ---------
            Net earnings (loss) available to common stockholders        $ (14,873)        $    (218)
                                                                        =========         =========


                See accompanying notes to financial statements.

                                TEAM HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                            -------------------
                                                                           2001             2000
                                                                           ----             ----
          Fee for service revenue ..............................        $ 611,145         $572,157
          Contract revenue .....................................          118,742          105,686
          Other revenue ........................................           10,620            9,037
                                                                        ---------         --------
            Net revenue ........................................          740,507          686,880
          Provision for uncollectibles .........................          277,044          246,084
                                                                        ---------         --------
            Net revenue less provision for uncollectibles ......          463,463          440,796
          Professional expenses ................................          389,723          349,168
                                                                        ---------         --------
            Gross profit .......................................           73,740           91,628
          General and administrative expenses ..................           46,438           42,734
          Terminated transaction expense .......................               --            2,000
          Management fee and other expenses ....................              440              466
          Impairment of intangibles ............................            4,137               --
          Depreciation and amortization ........................           11,168            9,481
          Interest expense, net ................................           17,256           19,310
                                                                        ---------         --------
            Earnings (loss) before income taxes ................           (5,699)          17,637
          Income tax expense ...................................           (1,178)           7,235
                                                                        ---------         --------
            Net earnings (loss) ................................           (4,521)          10,402
          Dividends on preferred stock .........................            8,892            8,067
                                                                        ---------         --------
            Net earnings (loss) available to common stockholders        $ (13,413)        $  2,335
                                                                        =========         ========

                See accompanying notes to financial statements.

                                TEAM HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                          -------------------
                                                                        2001              2000
                                                                        ----              ----
          OPERATING ACTIVITIES
          Net earnings (loss) ...............................        $  (4,521)        $  10,402
          Adjustments to reconcile net earnings (loss) to net
            cash provided by operating activities:
            Depreciation and amortization ...................           11,168             9,481
            Amortization of deferred financing cost .........            1,381             1,396
            Provision for uncollectibles ....................          277,044           246,084
            Impairment of intangibles .......................            4,137                --
            Deferred income taxes ...........................           (6,089)            6,208
            Loss on sale of equipment .......................              163                46
            Equity in joint venture income ..................             (558)             (678)
          Changes in operating assets and liabilities, net of
            acquisitions:
            Accounts receivable .............................         (253,196)         (245,074)
            Prepaids and other assets .......................             (960)              (14)
            Accounts payable ................................           (2,966)            2,493
            Accrued compensation and physician payable ......            4,935             3,332
            Other accrued liabilities .......................            1,279            (4,357)
            Professional liability reserves .................            4,104             7,320
                                                                     ---------         ---------
          Net cash provided by operating activities .........           35,921            36,639

          INVESTING ACTIVITIES
          Purchases of property and equipment ...............           (3,721)           (5,585)
          Cash paid for acquisitions, net ...................          (15,202)           (5,107)
          Purchase of investments ...........................             (859)             (535)
          Other investing activities ........................              287               455
                                                                     ---------         ---------
          Net cash used in investing activities .............          (19,495)          (10,772)

          FINANCING ACTIVITIES
          Payments on long-term debt ........................          (11,901)           (9,493)
          Payments of deferred financing costs ..............              (28)             (815)
          Payments of recapitalization expenses .............               --               (16)
                                                                     ---------         ---------
          Net cash used in financing activities .............          (11,929)          (10,324)
                                                                     ---------         ---------
          Net increase in cash ..............................            4,497            15,543
          Cash and cash equivalents, beginning of period ....           55,404            29,820
                                                                     ---------         ---------
          Cash and cash equivalents, end of period ..........        $  59,901         $  45,363
                                                                     =========         =========
          Interest paid .....................................        $  21,575         $  19,926
                                                                     =========         =========
          Taxes paid ........................................        $   4,493         $   9,640
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

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    Effective January 1, 2001, the Company implemented the provisions of Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows of a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive earnings. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard resulted in a cumulative effect of an accounting change, net of tax, of approximately $0.1 million being recognized as other comprehensive earnings. During the three months ended September 30, 2001, the decrease in fair value of interest rate swaps, net of tax, of approximately $0.1 million was recognized through other comprehensive earnings (see Note 8). At September 30, 2001, the fair value of the interest rate swaps was a liability of $0.7 million.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has, however, applied the nonamortization provisions of the Statement for acquisitions consummated after June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net earnings of approximately $2.1 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    In October 2001, the Financial Accounting Standard Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, effective for fiscal years after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on asset impairment beginning in the first quarter of 2002. The Company does not expect the implementation of SFAS No. 144 to have any impact on its results of operation or financial position.

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

    Effective August 1, 2001, the Company acquired all of the outstanding shares of Integrated Specialists Management Services, Inc. ("ISMS") for cash at an amount equal to a minimum price plus additional consideration equal to ISMS's net working capital as of July 31, 2001. The purchase price is subject to adjustment for post-closing net working capital adjustments and other agreed to items through January 31, 2002. The Company on August 1, 2001 paid $7.4 million of an estimated total purchase price of $8.8 million to the selling shareholders of ISMS. The remaining estimated purchase price ($1.4 million), which is subject to adjustment based on such factors as collection of accounts receivables, adjustment of liabilities and other working capital components, is to be paid on or before February 1, 2002. The acquisition is being accounted for using the purchase method of accounting.

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

    ISMS is a recognized leader in the management of large urban anesthesia medical groups. In addition to acquiring stable, long-term management agreements and proprietary anesthesia management practice software, the acquisition of ISMS provided the Company with management resources, experience and infrastructure support to allow the Company to evaluate and compete for additional anesthesia practice opportunities as they are presented.

    The pro forma effect of the acquisitions on the Company's results of operations for the periods prior to their acquisition was not significant.

NOTE 4.  NET REVENUE ADJUSTMENT

      During the third quarter of 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The result of the additional research indicated that the Company's estimated collection rates for prior periods were lower than originally anticipated.

     As a result of the charge of $24.5 million, the Company was not in compliance with certain of the loan covenant provisions of its Term Loan Facility as of September 30, 2001. The Company has obtained an amendment of the Term Loan Facility to exclude the effects of the charge under its loan covenant provisions as of September 30, 2001.

      The collection of fees for physician services rendered in a hospital setting and the estimation of net revenues to be derived from such services is a complex process. As a result of millions of patient visits annually with an average per visit collection of less than $100, the multitude of potential payors associated with a patient encounter and the length of time elapsing before a claim becomes fully adjudicated by such payors, the process for estimating future collections has many variables. The Company has invested in systems and personnel to upgrade its billing function since becoming a stand-alone entity. By so doing, it has improved its collections and has generated enhanced analytical data to better assess its collection process and performance going forward.

NOTE 5. LOSS DUE TO ASSET IMPAIRMENT

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

NOTE 6. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2000            2000
                                                 ----            ----
          12% Senior Subordinated Notes        $100,000        $100,000
          Term Loan Facility ..........         117,300         128,800
          Other .......................              --             401
                                               --------        --------
                                                217,300         229,201
          Less current portion ........          13,698          12,623
                                               --------        --------
                                               $203,602        $216,578
                                               ========        ========

    The Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million five-year term loan A facility and a $90.0 million six-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC, and all subsidiaries of the Company. Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at September 30, 2001 were 7.3% and 7.5% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2001. No funds have been borrowed under the revolving credit facility as of September 30, 2001, but the Company has established a $0.3 million standby letter of credit against the revolving credit facility.

    The terms of the Company's Term Loan Facility provide for the prepayment of term loan amounts on an annual basis if, as defined under the Term Loan Facility agreement, "excess cash flow" results. During 2000, the Company's excess cash flow, as defined, was $3.1 million and was paid on April 30, 2001.

NOTE 7. CONTINGENCIES

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

CONTINGENT ACQUISITION PAYMENTS

    As of September 30, 2001, the Company may have to pay up to $6.3 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2001. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective agreements related to their acquisition.

NOTE 8. COMPREHENSIVE EARNINGS

    The components of comprehensive earnings, net of related taxes, are as follows:

                                                               THREE MONTHS           NINE MONTHS
                                                                   ENDED                  ENDED
                                                            SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                            ------------------     ------------------
          Net loss available to common
            shareholders ...........................             $(14,873)             $ (13,413)
          Cumulative effect of change in accounting
            principle -- fair value of interest rate
            swaps ..................................                   --                    54
          Net change in fair value of interest
             rate swaps ............................                  (58)                 (476)
                                                                 --------              --------
          Other comprehensive loss .................                  (58)                 (422)
                                                                 --------              --------
          Comprehensive loss .......................             $(14,931)             $(13,835)
                                                                 ========              ========

    Accumulated other comprehensive loss at September 30, 2001, net of related taxes, is comprised of approximately $0.4 million relating to the fair value of interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Team Health is one of the nation's largest providers of outsourced medical staffing and administrative services to hospitals and other healthcare providers in the United States, with over 350 hospital contracts in 28 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, inpatient care, pediatrics, and other hospital departments. We provide a full range of physician staffing and administrative services, including the: (i) staffing, recruiting and credentials coordination for clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance coverage and continuing educational services; and (iii) billing and collection of fees for services provided by the medical professionals. Since the Company's inception in 1979, we have focused primarily on providing outsourced services to emergency departments, which account for the majority of our net revenue.

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

RESULTS OF OPERATIONS

    The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by inflation. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                                     THREE MONTHS                    NINE MONTHS
                                                                        ENDED                           ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     -------------                   -------------
                                                                 2001            2000            2001            2000
                                                                 ----            ----            ----            ----
          Fee for service revenue .........................     133.2%          130.9%          131.9%          129.8%
          Contract revenue ................................      29.6            23.2            25.6            24.0
          Other revenue ...................................       3.2             2.1             2.3             2.1
          Net revenue .....................................     166.0           156.3           159.8           155.8
          Provision for uncollectibles ....................      66.0            56.3            59.8            55.8
          Net revenue less provision for uncollectibles ...     100.0           100.0           100.0           100.0
          Professional expenses ...........................      94.8            79.2            84.1            79.2
          Gross profit ....................................       5.2            20.8            15.9            20.8
          General and administrative expenses .............      11.2             9.7            10.0             9.7
          Terminated transaction expense ..................        --             1.3              --             0.5
          Management fee and other expenses ...............       0.1             0.1             0.1             0.1
          Impairment of intangibles .......................        --              --             0.9              --
          Depreciation and amortization ...................       2.6             2.4             2.4             2.2
          Interest expense, net ...........................       4.0             4.3             3.7             4.4
          Income tax expense (benefit) ....................      (4.3)            1.2            (0.2)            1.6
            Net earnings (loss) ...........................      (8.4)            1.7            (1.0)            2.4
          Dividends on preferred stock ....................       2.1             1.8             1.9             1.8
          Net earnings (loss) available to common
            stockholders ..................................     (10.5)           (0.1)           (2.9)            0.5
          OTHER FINANCIAL DATA
           EBITDA(1) ......................................      11.5             9.7            11.2            10.6
          Net Cash provided by (used in):
            Operating activities ..........................        --              --             7.7             8.3
            Investing activities ..........................        --              --            (4.2)           (2.4)
            Financing activities ..........................        --              --            (2.5)           (2.3)

----------
(1) See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

    NET REVENUE. Net revenue for the three months ended September 30, 2001 totaled $233.8 million compared with $233.5 million for the three months ended September 30, 2000. During the three months ending September 30, 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue for the three months ended September 30, 2001 by $24.5 million. See footnote 4 to the unaudited consolidated financial statements for additional information. During the three months ended September 30, 2001, fee-for-service revenue was 80.2% of net revenue compared to 83.8% during the three months ended September 30, 2000. Contract revenue represented 17.8% of net revenue for the three months ended September 30, 2001 and 14.9% for the three months ended September 30, 2000. Other revenue represented 1.9% of net revenue for the three months ended September 30, 2001 and 1.4% for the three months ended September 30, 2000. The change in the mix of net revenue between periods is principally due to the effect on fee-for-service revenues resulting from the charge of $24.5 million noted above.

    PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $93.0 million for the three months ended September 30, 2001 compared to $84.1 million for the three months ended September 30, 2000, an increase of $8.9 million or 10.6%. As a percentage of net revenue, the provision for uncollectibles was 39.8% for the three months ended September 30, 2001 compared to 36.0% for the three months ended September 30, 2000, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles, excluding the effect on net revenue of the charge of $24.5 million noted above, is a result of increases in fee-for-service revenue in 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected.

    NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended September 30, 2001 decreased $8.6 million to $140.8 million from $149.4 million for the corresponding quarter in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, decreased $12.9 million or 9.5%, to $122.8 million in 2001 from $135.7 million in 2000. Increases in same contract net revenue due to volume and price increases were more than offset by the effect of the $24.5 million charge in the period. Acquisitions contributed $1.7 million and new contracts obtained through internal sales contributed $12.5 million of the overall increase. Partially offsetting the increase from acquisitions and new sales between periods was $10.0 million from terminated contracts.

    PROFESSIONAL EXPENSES. Professional expenses for the three months ended September 30, 2001 were $133.4 million compared to $118.3 million for the corresponding quarter in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $13.2 million or 11.8%. This increase between periods in professional expenses is due to cost increases in professional and medical support costs principally resulting from increased patient volume. In 2001, medical malpractice expense was $8.0 million compared to $6.1 million in 2000, an increase of 31.2%. This increase reflects a less favorable medical malpractice market at the time of the Company's March 2001 policy renewal.

    GROSS PROFIT. Gross profit decreased to $7.4 million for the three months ended September 30, 2001 from $31.1 million for the corresponding quarter in 2000. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 5.2% for the three months ended September 30, 2001 from 20.8% for the three months ended September 30, 2000 due to the factors described above.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2001 increased to $15.8 million from $14.5 million for the corresponding quarter in 2000. The increase of $1.3 million between periods included $0.7 million associated with acquired businesses and an increase in salaries and benefits of approximately $0.5 million between periods principally due to annual wage rate adjustments and the full year effect of additional staff added during the course of fiscal 2000. Total other costs within general and administrative expenses were essentially unchanged between periods.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 2001 increased to $3.8 million from $3.6 million for the same quarter in 2000. Depreciation decreased by $0.2 million during the period while amortization expense increased by $0.4 million. Amortization expense increased principally due to contingent acquisition payments made during 2000 and 2001.

    NET INTEREST EXPENSE. Net interest expense decreased to $5.6 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000. The decrease is due to the combination between periods of more favorable interest rates, lower outstanding debt levels and increased levels of invested cash balances.

     INCOME TAX EXPENSE (BENEFIT). Income tax expense for the three months ended September 30, 2001 was a benefit of $6.2 million as compared to income tax expense for the three months ended September 30, 2000 of $1.9 million. The decrease in income tax expense for the three months ended September 30, 2001 over the same period in 2000 was due to the decreased level of earnings before income taxes in 2001 resulting from the factors described above.

    NET EARNINGS (LOSS). Net loss for the three months ended September 30, 2001 was $11.9 million compared to net earnings of $2.5 million for the three months ended September 30, 2000.

    DIVIDENDS ON PREFERRED STOCK. The Company accrued $3.0 million and $2.7 million of dividends on its outstanding mandatory redeemable preferred stock for the three months ended September 30, 2001 and 2000, respectively.

    EBITDA. EBITDA, as defined under our credit agreement, for the three months ended September 30, 2001 was $16.1 million as compared to $14.6 million for the three months ended September 30, 2000.

    EBITDA represents earnings (loss) before income taxes plus depreciation and amortization, net interest expense, impairment of intangibles, the change in estimate charge of $24.5 million in 2001 and what we consider non-operational or non-cash charges such as management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

    NET REVENUE. Net revenue for the nine months ended September 30, 2001 increased $53.6 million to $740.5 million from $686.9 million during the nine months ended September 30, 2000. During the three months ending September 30, 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue for the nine months ended September 30, 2001 by $24.5 million. See footnote 4 to the unaudited consolidated financial statements for additional information. During the nine months ended September 30, 2001, fee-for-service revenue was 82.5% of net revenue compared to 83.3% during the nine months ended September 30, 2000. Contract revenue represented 16.0% of net revenue for the nine months ended September 30, 2001 and 15.4% for the nine months ended September 30, 2000. Other revenue represented 1.4% of net revenue for the nine months ended September 30, 2001 and 1.3% for the nine months ended September 30, 2000. The change in the mix of net revenue between periods is principally due to the effect on fee-for-service revenues resulting from the charge of $24.5 million noted above.

    PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $277.0 million for the nine months ended September 30, 2001 compared to $246.1 million for the nine months ended September 30, 2000, an increase of $30.9 million or 12.6%. As a percentage of net revenue, the provision for uncollectibles was 37.4% for the nine months ended September 30, 2001 compared to 35.8% for the nine months ended September 30, 2000, reflecting management's estimate of its bad debt experience. The increase in the provision for uncollectibles, excluding the effect on net revenue of the charge of $24.5 million noted above, is a result of increases in fee-for-service revenue. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

    NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the nine months ended September 30, 2001 increased $22.7 million to $463.5 million from $440.8 million for the corresponding nine months in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $12.6 million or 3.3%, to $394.0 million in 2001 from $381.4 million in 2000. Increases in same contract net revenue due to volume and price increases were partially offset by the effect of the $24.5 million charge in the period. Acquisitions contributed $5.3 million and new contracts obtained through internal sales contributed $41.2 million of the increase. Offsetting the increase from acquisitions and new sales between periods was $36.4 million of net revenue from terminated contracts.

    PROFESSIONAL EXPENSES. Professional expenses for the nine months ended September 30, 2001 were $389.7 million compared to $349.2 million for the corresponding nine months in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $36.7 million or 11.1%. This increase between periods in professional expenses is due to cost increases in professional and medical support costs principally resulting from increased patient volume. Medical malpractice expense was $21.8 million in 2001 compared to $18.0 million in 2000, an increase of 20.8%. This increase reflects a less favorable medical malpractice market at the time of the Company's March 2001 policy renewal.

    GROSS PROFIT. Gross profit decreased to $73.7 million for the nine months ended September 30, 2001 from $91.6 million for the corresponding nine months in 2000. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 15.9% for the nine months ended September 30, 2001 from 20.8% for the nine months ended September 30, 2000 due to the factors described above.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2001 increased to $46.4 million from $42.7 million for the corresponding nine months in 2000. The increase of $3.7 million between periods included $0.7 million from acquired businesses and an increase in salaries and benefits of approximately $2.0 million between periods due to annual wage rate adjustments as well as the full year effect of additional staff added during the course of fiscal 2000. The remainder of the increase in general and administrative expenses is principally associated with evaluating alternatives related to the renewal of the Company's professional liability insurance program and other risk management coverages, as well as increased travel and legal costs in connection with the pursuit of potential business acquisition opportunities. Cost increases in other general and administrative cost components were substantially offset in other areas due to Company cost savings initiatives.

    IMPAIRMENT OF INTANGIBLES. Impairment of intangibles for the nine months ended September 30, 2001 was $4.1 million. During the three months ended June 20, 2001, the Company concluded that certain of its intangibles relating to a portion of its radiology related operations were impaired. The intangibles related to such operations were reduced to estimated fair value by recording an impairment charge of $4.1 million at June 30, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 2001 increased to $11.2 million from $9.5 million for the same period in 2000. Depreciation increased by $0.3 million during the period while amortization expense increased by $1.4 million. The increase in depreciation expense was due to capital expenditures made during 2000 and 2001. Amortization expense increased principally due to contingent acquisition payments made during 2000 and 2001.

    NET INTEREST EXPENSE. Interest expense, net decreased $2.0 million to $17.3 million for the nine months ended September 30, 2001 compared to $19.3 million for the corresponding period in 2000. This decrease is attributable to the combination between periods of more favorable interest rates, lower outstanding debt levels, and increased levels of invested cash balances

    INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the nine months ended September 30, 2001 was $1.2 million compared to expense of $7.2 million for the nine months ended September 30, 2000. The decrease in income tax expense for the nine months ended September 30, 2001 over the same period in 2000 was due to the decreased level of earnings before income taxes in 2001 resulting from the factors described above.

    NET EARNINGS (LOSS). Net loss for the nine months ended September 30, 2001 was $4.5 million compared to net earnings of $10.4 million for the nine months ended September 30, 2000.

    DIVIDENDS ON PREFERRED STOCK. The Company accrued $8.9 million and $8.1 million of dividends on its outstanding mandatory redeemable preferred stock for the nine months ended September 30, 2001 and 2000, respectively.

    EBITDA. EBITDA, as defined in our credit agreement, for the nine months ended September 30, 2001 was $51.8 million compared to $46.9 million for the nine months ended September 30, 2000.

     EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense, impairment of intangibles, the change in estimate charge of $24.5 million in 2001 and what we consider non-operational or non-cash charges such as management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

    Cash provided by operating activities in the nine months ended September 30, 2001 and 2000 was $35.9 million and $36.6 million, respectively.

    The Company has made scheduled principal repayments of $8.4 million in the nine months ended September 30, 2001 and $7.2 million during the corresponding period in 2000 in accordance with the term loan facilities. In addition, the Company made a prepayment of term loan balances in the amount of $3.1 million on April 30, 2001. This annual payment is based on the Term Loan Facility agreement "excess cash flow" results, as defined. Also, during 2001 and 2000, the Company repaid $0.4 and $2.3 million, respectively, of other debt assumed as part of the recapitalization.

    The Company spent $3.7 million in the nine months ended September 30, 2001 and $5.6 million in the nine months ended September 30, 2000 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

    The Company has historically been an acquirer of other physician staffing businesses and interests. The acquisitions have been acquired either for stock or cash, or a combination thereof. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in association with acquisitions, including contingent payments, were $15.2 million during the nine months ended September 30, 2001 and $5.1 million in the corresponding period in 2000. The potential exists for future contingent payment obligations of approximately $6.3 million as of September 30, 2001.

    During the first nine months of 2001 and 2000, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

    The Company as of September 30, 2001 had cash and cash equivalents available of approximately $59.9 million and a revolving credit facility borrowing availability of $49.7 million. The Company believes that its cash needs, other than for significant acquisitions, will be met through the use of its existing available cash and cash generated from operations of the Company or borrowings under its revolving credit facility.

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

In October 2001, the Financial Accounting Standard Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, effective for fiscal years after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on asset impairment beginning in the first quarter of 2002. The Company does not expect the implementation of SFAS No. 144 to have any impact on its results of operation or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its Senior Credit Facilities. Interest rate swap agreements are used to manage a portion of the Company's interest rate exposure. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. For the nine months ended September 30, 2001, the Company received a weighted average rate of 5.02% and paid a weighted average of 5.63% on the swaps. The weighted average pay rate is 5.63% and the weighted average receive rate is 2.59%, using the rate in effect at September 30, 2001, for the $50.0 million notional amount swap agreements.

    At September 30, 2001, the fair value of the Company's total debt, which has a carrying value of approximately $217.3 million, was approximately $219.3 million. The Company had $117.3 million of variable debt outstanding at September 30, 2001, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If the market interest rates for such borrowings averaged 1.0% more during the twelve months ended September 30, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

     Exhibit 10.17

     Amendment No. 2 to Credit Agreement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on November 13, 2001.

                                    Team Health, Inc.

                                    /s/          H. Lynn Massingale
                                    --------------------------------------------
                                                 H. Lynn Massingale,
                                               Chief Executive Officer

                                    /s/           Robert Abramowski
                                    --------------------------------------------
                                                  Robert Abramowski
                                         Executive Vice President of Finance

                                    /s/            David P. Jones
                                     -------------------------------------------
                                                   David P. Jones
                                               Chief Financial Officer