Form 10-K
period 2001-12-31
TEAM HEALTH INC
filed 2002-03-01
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

     Common Stock, par value $.01 per share -- 10,000,000 shares as of March 1, 2002. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Terms used herein such as "we", "us" and "our" are references to Team Health, Inc. and its affiliates ("Team Health"), as the context requires.

     In a transaction that closed on March 12, 1999, Pacific Physician Services, Inc. ("Physician Services"), a wholly owned subsidiary of Caremark, Rx, Inc., formerly known as MedPartners, Inc. ("MedPartners"), sold 92.7% of its interest of the common stock of Team Health to affiliates of Madison Dearborn Partners, Inc., Cornerstone Equity Investors, LLC and Beecken Petty & Company, LLC, three private equity firms (the "Equity Sponsors") and some members of our senior management in a recapitalization transaction. As a result of the recapitalization, Team Health Holdings, L.L.C. ("Team Health Holdings") acquired 92.7% of our common stock and 94.3% of our preferred stock. Team Health Holdings is a holding company through which the Equity Sponsors and some members of our senior management invested in Team Health.

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals in the United States with 350 hospital contracts in 29 states. Overall, we presently provide staffing, management and administrative services to over 400 hospitals, imaging centers, surgery centers and clinics in 30 states. Our regional operating model includes comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services, including the:

     - recruiting, scheduling and credentials coordination for clinical and non-clinical medical professionals;

     - provision of administrative support services, such as payroll, insurance coverage and continuing education services; and

     - coding, billing and collection of fees for services provided by medical professionals and hospitals.

     Since our inception, we have focused primarily on providing outsourced services to emergency department and urgent care centers, which accounted for approximately 79% of our net revenue less provision for uncollectibles in 2001. We generally target larger hospitals with high volume hospital emergency departments whose patient volumes are more than 15,000 patient visits per year. In higher volume emergency departments, we believe we can generate attractive margins, establish stable long-term relationships, obtain attractive payor mixes and recruit and retain high quality physicians. The healthcare environment is becoming increasingly complex due to changes in regulations, reimbursement policies and the evolving nature of managed care. As a result, hospitals are under significant pressure to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and standardized models to improve service, increase the quality of care and reduce administrative costs. Specifically, hospitals have become increasingly challenged to manage hospital clinical areas effectively due to:

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

     We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital emergency department and urgent care center sector. According to the Centers for Medicare and Medicaid Services ("CMS", formerly the Health Care Financing Administration), national healthcare spending in 2000 increased 6.9%. Hospital services have historically represented the single largest component of these costs, accounting for approximately 32% of total healthcare spending in 1999. According to industry sources, approximately 4,500 U.S. community hospitals operated hospital emergency departments and 80% of these hospitals outsourced their physician staffing and administrative services. In 2000, emergency department expenditures were approximately $20 billion, with emergency departments physician services accounting for approximately $7 billion. According to the American Hospital Association, emergency departments handle approximately 103 million patient visits annually and up to 40% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 3.0% between 1988 and 1996.

COMPETITION

     The healthcare services industry is highly competitive and is subject to continuing changes in how services are provided and how providers are selected and paid. Competition for outsourced physician staffing and administrative service contracts is based primarily on:

     - the ability to improve department productivity and patient satisfaction while reducing overall costs;

     - the breadth of staffing and management services offered;

     - the ability to recruit and retain qualified physicians;

     - billing and reimbursement expertise;

     - a reputation for compliance with state and federal regulations; and

     - financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

     While we compete in the Emergency Medicine marketplace with such national and regional groups as Emcare, Inc; PhyAmerica Physician Group, Inc.; The Schumacher Group; and NES, the majority of our competition comes from small, local groups as well as hospitals who employ their own physicians. There are two national Hospitalist groups -- Cogent Healthcare, Inc; and IPC-The Hospitalist Company. There are presently no direct national competitors in the Anesthesia or Radiology markets. In these service lines, we again compete with smaller groups and hospitals that employ their own physicians.

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

COMPETITIVE STRENGTHS

     Although the healthcare services industry is highly competitive, we believe we are able to compete effectively due to the following strengths:

     Leading Market Position. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States. In addition, we provide outsourced radiology staffing and administrative services and have a growing presence in other hospital departments such as anesthesiology, pediatrics and inpatient services. We believe our ability to spread the relatively fixed costs of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to gain market share from other service providers. Furthermore, we have a geographically diverse base of 350 hospital contracts, with average contract tenure of approximately seven years. In 2001, the largest single contract accounted for no more than 1.2% of our net revenue less provision for uncollectibles, and as a result, the loss of any contract would not significantly impact our financial performance.

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

     Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentials coordination and payroll functions among our regional operating units, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a locally-based service provider. Over the last five years, we have spent over $10 million to develop and maintain integrated, advanced systems to facilitate the exchange of information among our regional operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, our WaitLoss(TM) process improvement program and our TeamWorks(TM) physician database and software package. As a result of these investments and the company-wide application of best practices, we believe our average cost per patient billed and average cost per physician recruited are among the lowest in the industry. The strength of our information systems has enhanced our ability to collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

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

     Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with Team Health and its predecessor entities since

1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industry. Members of our management team have, with the inclusion of performance-based options, an indirect fully diluted ownership interest of approximately 18.7%. As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

GROWTH STRATEGY

     The key elements of our growth strategy are as follows:

     Increase Revenue from Existing Customers. We have a strong record of increasing revenue from existing customers. In 2001, net revenue less provision for uncollectibles from continuing contracts grew by approximately 4.7%. We plan to continue to increase revenue from existing customers by

     - continuing to improve documentation of care delivered, thereby capturing full reimbursement for services provided;

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

     Furthermore, we believe that our ability to gain a greater market share of larger volume hospital clinical departments is enhanced as a result of our

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

     Since 1997, we have won 178 new outsourced contracts.

     Grow through Acquisitions. We intend to continue to pursue strategic acquisitions of contracts currently held by local and regional physician groups. Many of these physician groups are faced with increasing pressure to provide the systems and services of a larger organization. In addition, some smaller physician groups lacking in certain economies of scale have experienced recent significant increases in the cost of medical malpractice insurance beyond that experienced by us. This circumstance affords us a cost advantage in competing for new business and acquisitions. The market for outsourced emergency department physician staffing services for hospitals and other healthcare providers is highly fragmented. Approximately 54% of the market is served primarily by small, local and regional physician groups who generally lack the resources and depth of services necessary to compete with national providers. We have developed and implemented a disciplined acquisition methodology utilized by our in-house mergers and acquisitions team. Since 1997, we have completed 18 acquisitions. We expect to continue to fund acquisitions using our existing cash resources.

INDUSTRY

     According to CMS, national health spending in 2000 increased 6.9%, compared to an increase of 5.7% in 1999, the greatest acceleration in spending since 1988. The 1.2% gain in the rate of spending growth primarily reflects an increase in economy-wide inflation, with only a 0.3% gain in real spending. Public spending increased its pace in 2000 with growth of 7.0%, up from 5.4% in 1999. Private spending growth also accelerated from 6.0% in 1999 to 6.9% in 2000, led by 8.4% growth in private health insurance premiums. Growth in expenditures in 1999 and 2000 slightly outpaced growth in gross domestic product
(GDP). The healthcare share of GDP in 2000 was 13.2%, approximately the same level since 1992. Recent reports of continuing health inflation suggest further increases in the near future. Hospital services have historically represented the single largest component of these costs, accounting for approximately 32.3% of total healthcare spending in 1999.

     In the increasingly complex healthcare regulatory, managed care and reimbursement environment, hospitals are under significant pressure from the government and private payors both to improve the quality and reduce the cost of care. In response, hospitals have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs. In addition, the healthcare industry is continuing to experience an increasing trend towards outpatient treatment rather than the traditional inpatient treatment. Healthcare reform efforts in recent years have placed an increasing emphasis on reducing the time patients spend in hospitals. As a result, the severity of illnesses and injuries treated in an emergency department or urgent care center is likely to continue to increase.

     Emergency Medicine. According to the American Hospital Association, slightly over 4,500 of all community hospitals in the United States operate emergency departments, and approximately 80% of these hospitals outsource their physician staffing and management for this department. In 1997, emergency department expenditures were approximately $20 billion, with emergency physician services accounting for approximately $7 billion. In 2000, emergency departments handled over 103 million patient visits, and up to 40% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 3.0% between 1988 and 1996.

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

     Radiology. According to the 1998-1999 Medical and Healthcare Marketplace Guide, total spending on radiology services in the U.S. in 1998 was estimated at $69 billion or approximately 5% of annual healthcare expenditures, with 70% of this spending in hospital settings. According to the American College of Radiology, there were approximately 3,200 radiology groups in the U.S. in 1996, representing approximately 27,000 radiologists who performed approximately 350 million radiological procedures in 1995. The demand for radiologists has grown by approximately 4.5% a year due to an increasing population and advancements in radiological procedures, while the supply of radiologists is growing at a lower rate of 2-3% per year.

     The national shortage of radiologists poses advantages to large groups like Team Health who have the resources to effectively recruit in the tight marketplace. As with the outsourced hospital emergency department clinical and administrative services, the market for outsourced radiology services is highly fragmented and served by a large number of small, local and regional radiology groups. Competition for outsourced radiology services contracts is intense and based on the ability of the radiology group to provide a high level of medical and non-medical services. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment and information systems required to meet the increasingly complex needs of hospitals.

     Anesthesiology. The American Society of Anesthesiologists estimates that 40 million anesthetics are administered each year in America and that 90% involve an MD anesthesiologist ("MDA"). The net collected total revenue market for anesthesiologist services is estimated to be $11.5 billion. This market is served primarily by groups of physicians whose size ranges from 25 - 40 MDA's. There are very few groups having in excess of 60 MDA's per group. The groups are largely self-governed and many enjoy exclusive contracts with hospitals and outpatient centers requiring anesthesia services. The majority of the groups require various management services with most groups contracting out their billing needs to third-party providers of such services. There is not a dominant provider of management services to anesthesia groups. We believe that following an acquisition completed in January 2001, we are one of the largest single providers of management services to anesthesia groups.

     Inpatient Services (Hospitalist). According to the National Association of Inpatient Physicians (NAIP), a hospitalist is "a doctor whose primary professional focus is the general medical care of hospitalized patients." A recent study by the NAIP indicates that hospitals employed 50% more hospitalists in 1999 than in 1997. There are presently approximately 5,000 practicing hospitalists in the U.S., and a recent analysis projects an ultimate hospitalist workforce of approximately 19,000, making it comparable in size to cardiology. A recent article in the January 2002 issue of the Journal of the American Medical Association reported that the implementation of hospitalist programs was associated with significant reductions in resource use, usually measured as hospital costs (average decrease of 13.4%) or average length of stay (average decrease of 16.6%). Studies of patient satisfaction levels indicated no change in using a hospitalist model, and several studies have indicated improved clinical outcomes, such as inpatient mortality and readmission rates.

     There are several factors that portend continued growth of the hospitalist model, including cost pressures on hospitals, physician groups and managed care organizations; the increased acuity of hospitalized patients and the accelerated pace of their hospitalizations; and the time pressures of primary care physicians in the office. We anticipate the potential for significant growth in this service line over the coming years.

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

     Under flat-rate contracts, the hospital performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays a contractually negotiated fee.

     In 2001, approximately 77.8% of our net revenue less provision for uncollectibles was generated under fee-for-service arrangements. Our contracts with hospitals do not require any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with staffing the contracts.

     Contracts with hospitals generally have terms of three years and are generally automatically renewable under the same terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our contracts is approximately seven years.

     Physicians. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically pay the physicians a flat hourly rate for each hour of coverage provided at rates comparable to the market in which they work. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

     Our contracts with physicians are generally perpetual and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2001, we had working relationships with approximately 2,900 physicians, of which approximately 2,200 were independently contracted, and approximately 500 other healthcare professionals.

SERVICE LINES

     We provide a full range of outsourced physician staffing and administrative services in emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other departments of the hospital. As hospitals and other healthcare providers experience growing pressure from managed care companies and other payors to reduce costs while maintaining or improving the quality of service, we believe hospitals and providers will increasingly turn to a single-source with an established track record of success for outsourced physician staffing and administrative services. As the outsourcing trend grows, we believe our delivery platform of regional operating units supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our competitors.

     Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for hospital emergency departments in the United States. Approximately 79% of our net revenue less provision for uncollectibles in 2001 came from hospital emergency department contracts. As of December 31, 2001, we independently contracted with or employed approximately 2,500 hospital emergency department physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Publications such as the Emergency Physician Legal Bulletin(TM) and Case Studies of Customer Service in the Emergency Department(TM) are delivered to all client hospitals and physicians on a quarterly basis. Physician documentation templates promote compliance with federal documentation guidelines and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

     Since 1997, Team Health has merged with or acquired the contracts of 13 hospital emergency department and physician groups. The acquired hospital emergency department contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year. Since 1997, we have also successfully negotiated 115 new outsourced hospital emergency department contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

     Partially offsetting the growth in the number of hospital emergency department contracts attributed to acquisitions and direct sales are contract terminations. Since 1997, 152 hospital emergency department contracts in total were terminated. Our cancellations can be attributed primarily to the elimination of low margin contracts obtained in connection with acquisitions. Hospital cancellations can be attributed to consolidation among hospitals, medical staff politics and pricing. In 2001, we had a net gain of six emergency department contracts.

     Radiology. We provide outsourced radiology physician staffing and administrative services in the United States. We contract directly or through the regional operating units with selected radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. As of December 31, 2001, we independently contracted with or employed approximately 75 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers. We believe the advantages of contracting with us include our ability to provide 24-hour radiology coverage through a combination of on-site services and/or teleradiology coverage, a means of electronically transmitting patient images and consultative text from one location to another.

     Inpatient Services. We are one of the largest providers of outsourced physician staffing and administrative services for inpatient services, which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost plus or flat rate basis. As of December 31, 2001, we independently contracted with or employed approximately 150 inpatient physicians. Since 1997, we experienced net revenue and contract growth in our inpatient services business primarily due to new contract sales, acquisitions, and to a lesser extent, rate increases on existing contracts.

     Anesthesiology. We began providing a wide range of management services to anesthesiology practices on a fee basis in 2001 following our acquisition of Integrated Management Services, Inc. ("ISMS"). Services provided by ISMS include strategic management, management information systems, third-party payor contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services using proprietary anesthesia management practice software. ISMS currently provides such services to five integrated anesthesia practices with approximately 358 providers under management. On January 1, 2002, we acquired the operations of L&S Medical Management, Inc. ("L&S"), a provider of billing as well as other management services to anesthesia practices. L&S provides services on a fee basis to eight anesthesia groups encompassing approximately 65 anesthesiologists. Overall, we are able to offer essential services to anesthesiologist groups that enable them to focus on the clinical practice of medicine while leaving the day-to-day management and governance issues related to their groups to us.

     Pediatrics. We also provide outsourced pediatrics physician staffing and administrative services for general and pediatrics hospitals. We provide these services on a cost plus or flat rate basis. These services include pediatrics emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 2001, we independently contracted with or employed approximately 25 pediatrics physicians. Since 1997, we have experienced net revenue and contract growth in our outsourced pediatrics physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts.

     Primary Care Clinics and Occupational Medicine. We provide primary care staffing and administrative services in stand-alone primary clinics and in clinics located within the work-site of industrial clients. While such clinics are not a major focus of our business, they are complementary to our hospital client's interests. We generally contract with hospitals or industrial employers to provide cost-effective, high quality primary care physician staffing and administrative services.

SERVICES

     We provide a full range of outsourced physician staffing and administrative services for emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other areas of the hospital.

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

     Recruiting. Many hospitals lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of approximately 50 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with hospitals. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

     We have committed significant resources to the development of a proprietary national physician database to be shared among our regional operating units. This database is in operation at all operating units. The database uses the American Medical Association Master file of over 1,000,000 physicians as the initial data source on potential candidates. Recruiters contact prospects through telemarketing, direct mail, conventions, journal advertising and our Internet site to confirm and update the information. Prospects expressing interest in one of our practice opportunities provide more extensive information on their training, experience, and references, all of which is added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

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

     Billing and Collection. Our billing and collection services are a critical component of our business. Our billing and collections operations are concentrated in six core-billing facilities and operate on a uniform billing system -- the IDX software system. The IDX system has proven to be a powerful billing and accounts receivable software package with strong reporting capabilities. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is the electronic registration interface that gathers registration information directly from the hospitals' management information systems. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have markedly diminished labor and postage expenses. At the present time, substantially all six million billed annual patient encounters are being processed by one of the six billing facilities.

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

SALES AND MARKETING

     Contracts with hospitals for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of eight sales professionals located throughout the country. Each sales professional is responsible for developing sales and acquisition opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to a request for proposal.

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

OPERATIONS

     We currently operate through 14 regional operating units, which are listed in the table below. The emergency department and radiology operating units are managed semi-autonomously by senior physician leaders and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

NAME                                                  LOCATION          PRINCIPAL SERVICES
----                                                  --------          ------------------
Daniel and Yeager............................      Huntsville, AL        Locum Tenens
Emergency Coverage Corporation...............      Knoxville, TN              ED
Emergency Physician Associates...............       Woodbury, NJ              ED
Emergency Professional Services..............  Middleburg Heights, OH         ED
InPhyNet Medical Management..................    Ft. Lauderdale, FL           ED
Integrated Specialists Management Services,        San Diego, CA        Anesthesiology
  Inc........................................
Northwest Emergency Physicians...............       Seattle, WA               ED
Sheer, Ahearn & Associates...................        Tampa, FL             Radiology
Southeastern Emergency Physicians............      Knoxville, TN              ED
Team Anesthesia..............................      Knoxville, TN        Anesthesiology
Team Health Southwest........................       Houston, TX               ED
Team Health West.............................      Pleasanton, CA             ED
Team Radiology...............................      Knoxville, TN           Radiology
The Emergency Associates for Medicine........        Tampa, FL                ED

INSURANCE

     We require the physicians with whom we contract to obtain professional liability insurance coverage. For both our independently contracted and employed physicians, we typically arrange the provision of claims-made coverage of $1,000,000 per incident and $3,000,000 annual aggregate per physician and $1,000,000 per incident and $25,000,000 annual aggregate for all corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

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

EMPLOYEES

     As of December 31, 2001, we had approximately 3,500 employees, of which approximately 1,200 were physicians and other healthcare professionals with remaining employees working in billing and collections, operations and administrative support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

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

     State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. We currently provide outsourced physician staffing and administrative services to hospitals and clinics in 30 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians. In 2001, we derived approximately 9.5% of our net revenue less provision for uncollectibles from California. The laws of some states, including Florida, do not prohibit non-physician entities from practicing medicine but generally retain a ban on some types of fee splitting arrangements. In 2001, we derived approximately 25.4% of our net revenues less provision for uncollectibles from Florida.

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

     The term "designated health services" includes several services commonly performed or supplied by hospitals or medical clinics to which we provide physician staffing. In addition, "financial relationship" is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement under which a physician receives remuneration. Stark II is broadly written, and at this point, the complete set of implementing regulations which clarify the statute have not been finalized. Currently, Phase I of the final regulations has been issued to clarify the meaning and application of only certain provisions of Stark II, including the general prohibition against physician self-referrals, certain exceptions for ownership and compensation arrangements, and definitions of key terms. However, as the Phase I regulations were subject to a comment period, these regulations may change as a result of the analysis of such comments. Phase II of the regulations will purportedly address the remaining provisions of Stark II as well as the comments received about Phase I regulations, but no date has been set for their issuance.

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

     Other Fraud and Abuse Laws. The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. The Company is subject to these increased enforcement activities and may be subject to specific subpoenas and requests for information.

     The federal Civil False Claims Act imposes civil liability on individuals and entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

     In addition to actions being brought under the Civil False Claims Act by government officials, the False Claims Act also allows a private individual with direct knowledge of fraud to bring a "whistleblower" or qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. In that event, the "whistleblower" is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the government recovering money. After the "whistleblower" has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. In the event the government declines to join the lawsuit, the "whistleblower" plaintiff may choose to pursue the case alone, in which case the "whistleblower's" counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a "whistleblower" suit on the government's behalf, the "whistleblower" plaintiff receives a statutory amount of up to 30% of the recovered amount from the government's litigation proceeds if the litigation is successful. Recently, the number of "whistleblower" suits brought against healthcare providers has increased dramatically.

     In addition to the federal False Claims Act, at least five states -- California, Illinois, Florida, Tennessee, and Texas -- have enacted laws modeled after the False Claims Act that allow these states to recover money which was fraudulently obtained by a healthcare provider from the state such as Medicaid funds provided by the state.

     In addition to the False Claims Act, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     The Health Insurance Portability and Accountability Act of 1996
"HIPAA". HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation.

     In August 2000, the Health and Human Services agency ("HHS") issued final regulations establishing electronic data transmission standards that health care providers must use when submitting or receiving certain health care data electronically. All affected entities, including our Company, are required to comply with these regulations by October 16, 2002.

     In December 2000, HHS issued final regulations concerning the privacy of health care information. These regulations regulate the use and disclosure of individuals' health care information, whether communicated electronically, on paper or verbally. All affected entities, including our Company, are required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

     Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. We have established a plan and engaged the resources necessary to comply with HIPAA. At this time, we anticipate that we will be able to fully comply with those HIPAA regulations that have been issued and with the proposed regulations. Based on the existing and proposed HIPAA regulations, we believe that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

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

BUSINESS RISKS

     Our Substantial Indebtedness Could Make it More Difficult to Pay Our Debts, Divert Our Cash Flow from Operations for Debt Payments, Limit Our Ability to Borrow Funds and Increase Our Vulnerability To General Adverse Economic and Industry Conditions. We have a significant amount of indebtedness. As of December 31, 2001 we had total indebtedness of $217.3 million. Our substantial indebtedness could have important consequences to our business. For example, it could:

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

     Failure to Comply with Any of the Restrictions Contained in Our Senior Bank Facilities or the Indenture for the 12% Senior Subordinated Notes Could Result in Acceleration of Our Debt and We May Not Have Sufficient Cash to Repay Our Accelerated Indebtedness. Our senior bank facilities and the indenture governing our outstanding 12% senior subordinated notes due 2009 restrict our ability, and the ability of some of our subsidiaries, to take various actions and enter into various types of transactions commonly undertaken by business entities including our ability to:

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

     We Could Be Subject to Medical Malpractice Lawsuits, Some of Which We May not Be Fully Insured Against. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not principally engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we cannot assure you that we will not become involved in this type of litigation in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us. We typically provide claims-made coverage to affiliated physicians and other healthcare practitioners with limits of $1,000,000 per incident and a total annual limit of $3,000,000 per physician for all incidents. In addition, we obtain claims-made coverage for Team Health and other corporate entities with limits of $1,000,000 per incident and a total annual aggregate of $25,000,000. We believe these limits are appropriate based on our historical claims, the nature and risks of our business and standard industry practice. Nevertheless, we cannot assure you that the limits of coverage will be adequate to cover losses in all instances. We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims. We provide insurance to cover such incurred-but-not-reported claims. This type of insurance is generally referred to as "tail coverage." With respect to those physicians for whom we provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage. We cannot assure you that a future claim will not exceed the limits of available insurance coverage or that such accrual will be sufficient to cover any risks assumed by Team Health.

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

          (9) federal laws such as the Emergency Medical Treatment and Active Labor Act of 1986 that require the hospital and emergency department or urgent care center physicians to provide care to any patient presenting to the emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay, and similar state laws; and

          (10) state and federal statutes and regulations that govern workplace health and safety.

     Each of the above may have related rules and regulations which are subject to interpretation and may not provide definitive guidance as to the application of those laws, rules or regulations to our operations, including our arrangements with hospitals, physicians and professional corporations.

     We have structured our operations and arrangements with third parties in an attempt to comply with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, we cannot assure you that the government will not successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties.

     In the ordinary course of business and like others in the health care industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. We review such requests and notices and take appropriate action. We have been subject to certain requests for information in the past and could be subject to such requests for information in the future, which could result in significant penalties, as well as adverse publicity. The results of any current or future investigation or action could have a material adverse effect.

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

     The Medicare program has announced its physician reimbursement rates for 2002 and certain of those physician reimbursement rates have decreased from their corresponding levels in 2001. The Company has estimated that such decreased rates announced for 2002 will result in lower revenues in 2002 based on 2001 Medicare patient volumes by approximately $9.5 million.

     We Could Experience a Loss of Contracts with Our Physicians or Be Required to Sever Relationships with Our Affiliated Professional Corporations in Order To Comply with Antitrust Laws. Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from Team Health and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts, which is negative in nature as to the relationship between our company and the physicians/practices we contract with, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, the indenture relating to our outstanding 12% senior subordinated notes due 2009 and/or the senior bank facilities may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

     A Reclassification of Our Independent Contractor Physicians by Tax Authorities Could Require Us to Pay Retroactive Taxes and Penalties. As of December 31, 2001, we contracted with approximately 2,200 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

     We Are Subject to the Financial Risks Associated with Our Fee-for-Service Contracts Which Could Decrease Our Revenue, Including Changes in Patient Volume, Mix of Insured and Uninsured Patients and Patients Covered by Government Sponsored Healthcare Programs and Third Party Reimbursement Rates. We derive our revenue through two primary types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee-for-service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department physician-staffing context because federal law requires hospital emergency departments to treat all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

     Failure to Timely or Accurately Bill for Our Services Could Have a Negative Impact On Our Net Revenues, Bad Debt Expense and Cash Flow. Billing for emergency department visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our net revenues, bad debt expense, and cash flow. We bill numerous and varied payors, such as self-pay patients, various forms of commercial insurance companies and the Medicare and Medicaid Programs. These different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper medical necessity and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non payment for services rendered.

     Additional factors that could complicate our billing include:

     - disputes between payors as to which party is responsible for payment;

     - variation in coverage for similar services among various payors; and

     - the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by responsible parties.

     To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts.

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

ITEM 2. PROPERTIES

     We lease approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease facilities for the operations of the clinics, billing centers, and certain regional operations. We believe our present facilities are adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to seven years and monthly rents ranging from approximately $1,300 to $50,000. Our aggregate monthly lease payments total approximately $450,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     There were no matters submitted to a vote of securityholders during the year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the equity securities of the Company. There were two holders of record of the Company's equity securities as of December 31, 2001. The Company has not declared any dividends on its shares of its common stock during fiscal years 2001 and 2000.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data presented below for the three-year period ended December 31, 2001 and the balance sheet data at December 31, 2001 and 2000 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data presented below for the two-year period ended December 31, 1998 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements that are not included in this report.

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

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue.............................  $965,285   $918,974   $852,153   $805,403   $737,018
Provision for uncollectibles............   336,218    329,291    309,713    257,618    227,362
                                          --------   --------   --------   --------   --------
Net revenue less provision for
  uncollectibles........................   629,067    589,683    542,440    547,785    509,656
Professional expenses...................   523,154    468,596    441,506    441,625    409,623
                                          --------   --------   --------   --------   --------
Gross profit............................   105,913    121,087    100,934    106,160    100,033
General and administrative expenses.....    63,998     57,794     51,491     47,099     54,142
Terminated transaction expense..........        --      2,000         --         --         --
Management fee and other expenses.......       649        591        506      3,812      2,428
Impairment of intangibles...............     4,137         --         --      2,992         --
Depreciation and amortization...........    14,978     12,638      9,943      9,464      6,455
Recapitalization expense................        --         --     16,013         --         --
Write down of assets....................        --         --         --         --      2,117
Interest expense, net...................    22,739     25,467     20,909      5,301        886
Novation program expense allocation.....        --         --         --         --     11,000
Merger expense..........................        --         --         --         --     13,563
                                          --------   --------   --------   --------   --------
Earnings (loss) before income taxes.....      (588)    22,597      2,072     37,492      9,442
Income tax expense......................       871      9,317      1,250     15,883      5,761
                                          --------   --------   --------   --------   --------
Net earnings (loss) before cumulative
  effect of change in accounting
  principle.............................    (1,459)    13,280        822     21,609      3,681
Cumulative effect of change in
  accounting principle..................        --         --         --        912         --
Dividends on preferred stock............    11,889     10,783      8,107         --         --
                                          --------   --------   --------   --------   --------
Net earnings (loss) available to common
  stockholders..........................  $(13,348)  $  2,497   $ (7,285)  $ 20,697   $  3,681
                                          ========   ========   ========   ========   ========
OTHER DATA:
EBITDA(1)...............................  $ 66,422   $ 61,293   $ 58,443   $ 59,061   $ 32,328
NET CASH PROVIDED BY (USED FOR):
Operating Activities....................  $ 49,737   $ 52,130   $ 37,963   $ 42,817   $ 42,475
Investing Activities....................   (22,826)   (12,900)   (14,984)   (22,838)   (34,339)
Financing Activities....................   (12,132)   (13,646)     3,369    (21,975)    (8,255)
Capital Expenditures....................    (5,955)    (7,359)   (10,615)    (5,015)    (7,474)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...............  $ 70,183   $ 55,404   $ 29,820   $  3,472   $  5,468
Working capital.........................   104,039    124,105    107,550     98,780     90,487
Total assets............................   361,443    372,727    350,450    210,457    197,684
Total debt..............................   217,300    229,201    241,676      2,544      7,820
Mandatory redeemable preferred stock....   130,779    118,890    108,107         --         --
Total shareholders' equity (deficit)....   (99,690)   (86,123)   (88,620)    98,729     96,393

---------------

(1) EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense, the change of estimate charge of $24.5 million in 2001 and what we consider non-operational and non-cash charges such as write down of assets, management fees and other expenses, Novation Program expense, and recapitalization expense. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is commonly used as providing useful information regarding a company's ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, with 350 hospital contracts in 29 states. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounted for approximately 79% of our net revenue less provision for uncollectibles in 2001. Our regional operating model includes comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services.

     Acquisitions. During the past five years, we have successfully acquired and integrated the contracts of 13 hospital-based physician groups and related companies. Those contracts acquired from emergency department and urgent care center physician groups were generally with hospitals in large markets with an average patient volume exceeding 15,000 per year. In addition, during the past five years we have also acquired five businesses engaged in providing such services as billing and collection, physician management services and non-hospital-based physician services.

     Since June 1997, acquisitions have been financed through a combination of cash and future contingent payments. All of our acquisitions since June 1997 were accounted for using the purchase method of accounting. As such, operating results of those acquired businesses are included in our consolidated financial statements since their respective dates of acquisition. In June 1997, the Company combined with another company with the merger accounted for using the pooling of interests method of accounting whereby the historical results of the merged company are included in our consolidated financial statements. Following each acquisition, the acquired groups' financial accounting systems have been converted to our infrastructure systems.

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

     Contracts. Our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our 350 contracts with hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure is approximately seven years.

     Approximately 77.8% of our net revenue less provision for uncollectibles is generated under fee-for-service arrangements through which we bill and collect the professional fees for the services provided. Conversely, under our flat-rate contracts, hospitals pay us a fee based on the hours of physician coverage provided, but the hospital is responsible for its own billing and collection. Because of our billing and collection expertise, our fee-for-service contracts typically result in higher margins. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physicians providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a Company account.

     Critical Accounting Policies and Estimates. The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires us to make estimates and assumptions (see Note 1 to the consolidated financial statements). Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  Revenue Recognition

     Net Revenue. A significant portion (81.8%) of the Company's revenue in 2001 resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's six billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing system as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

     Net Revenue Less Provision For Uncollectibles. Net revenue less provision for uncollectibles reflects management's estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Such estimates are performed at the individual contract level, reviewed periodically and adjusted, if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

  Insurance Reserves

     The nature of the Company's business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance for individual malpractice claims with limits of $1 million per incident with a total annual aggregate limit of $3 million per physician for all incidents. Malpractice lawsuits are routinely reviewed by the Company's insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The Company's insurance limits have generally been adequate to cover losses experienced by the Company.

  Impairment of Intangible Assets

     In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During 2001, the Company recorded an impairment of intangibles provision of $4.1 million. Effective January 1, 2002, the Company will adopt Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first three months of 2002, and then on a periodic basis thereafter.

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

     Revenues are recorded in the period the services are rendered as determined by the respective contracts with healthcare providers. As is standard in the healthcare industry, revenue is reported net of third party contractual adjustments. As a result, gross charges and net revenue differ considerably. Revenue in our financial statements is reported at net realizable amounts from patients, third-party payors and other payors. We also record a provision for uncollectibles, which represents our estimate of losses based on the experience of each individual contract. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

     Management, in estimating the amounts to be collected resulting from its over six million annual patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Historically, management has taken this information regarding net collections and allocated the reductions from gross billings and estimated net collections between contractual allowances (a reduction from gross revenues to arrive at net revenue) and provision for uncollectibles based on trended historical data, particularly with respect to such factors as payor mix and its collection experience with self-pay accounts. In the fourth quarter of 2001, management determined that the use of a shorter trend period of the data used resulted in a better estimate of the allocation of estimated net collections between net revenue and provision for uncollectibles. As a result of this reallocation, the Company recorded a reduction in the provision for uncollectibles of $35.2 million and a corresponding decrease in net revenues. This reallocation did not change management's estimate of net collections.

     In 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. This charge resulted from a change in estimated collections rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The result of the additional research indicated that the Company's estimated collection rates for prior periods were lower that originally anticipated.

     The aforementioned estimation process includes both quantitative estimates as well as qualitative judgment dispersed among regional management of the Company and is subject to corporate oversight and review. The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of health care insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues. Management believes that it has implemented an improved revenue estimation process and more timely subsequent assessment and recognition of such changes in estimates in 2001.

     Net revenue less the provision for uncollectibles is an estimate of cash collections and, as such, is a key measurement by which management evaluates the performance of individual contracts as well as the Company as a whole.

     Approximately 25% of our revenue less provision for uncollectibles in 2001 was derived from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Funds received under Medicare and Medicaid are subject to audit and, accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by CMS and some state laws and regulations. The Medicare Program has announced its physician reimbursement rates for 2002 and certain of those physician reimbursement rates have decreased from their corresponding levels in 2001. The Company has estimated that such decreased rates announced for 2002 will result in lower revenues in 2002 based on 2001 Medicare patient volumes by approximately $9.5 million.

     Professional Expenses. Professional expenses primarily consist of fees paid to physicians and other providers under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers, professional liability insurance premiums for physicians under contract and other direct contract service costs. Approximately 75% of our physicians are independently contracted physicians who are not employed by us, and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided. We typically pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians.

     Medical malpractice liability expenses are recorded under professional expenses. The cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued either individually or on a group basis, based on the best estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claim payments. The accrual includes an estimate of the losses that will result from incidents which occurred during the reporting period, but were not reported that period. These claims are referred to as incurred-but-not-reported claims. Our historical statements of operations include a medical malpractice liability expense that is comprised of three components including insurance premiums, incurred-but-not-reported claims estimates, and self-insurance costs.

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

     We entered into an initial two-year agreement on March 12, 1999 with a major national provider of medical malpractice insurance for a medical malpractice liability insurance policy that we believe will cover us for all claims made during the term of the agreement. The term of the agreement was extended on March 12, 2001 through March 12, 2003. The policy does not cover incidents that occur during such term, but for which no claim is made during the term. In March 2003, we will have the option to purchase a policy from the insurer that will cover the liability for all medical malpractice claims relating to incidents that occur during the term of the policy but for which no claim is made during that period. At this time, we have not determined whether we will exercise our option to purchase this policy. The Company is accruing the incremental cost of the tail liability on a straight line basis over the term of the agreement.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Fee for service revenue.....................................  125.5%   130.0%   129.2%
Contract revenue............................................   25.3     23.8     26.0
Other revenue...............................................    2.6      2.0      1.9
Net revenue.................................................  153.4    155.8    157.1
Provision for uncollectibles................................   53.4     55.8     57.1
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0
                                                              =====    =====    =====
Professional expenses.......................................   83.2     79.5     81.4
Gross profit................................................   16.8     20.5     18.6
General and administrative expenses.........................   10.2      9.8      9.5
Terminated transaction expense..............................     --      0.3       --
Management fee and other expenses...........................    0.1      0.1      0.1
Impairment of intangibles...................................    0.6       --       --
Depreciation and amortization...............................    2.4      2.2      1.8
Recapitalization expenses...................................     --       --      3.0
Interest expense, net.......................................    3.6      4.3      3.8
Income tax expense..........................................    0.1      1.6      0.2
Net earnings (loss).........................................   (0.2)     2.2      0.2
Dividends on preferred stock................................    1.9      1.8      1.5
Net earnings (loss) available to common stockholders........   (2.1)     0.4     (1.3)
OTHER FINANCIAL DATA
EBITDA(1)...................................................   10.6     10.4     10.8
Net Cash provided by (used in):
Operating Activities........................................    7.9      8.8      7.0
Investing Activities........................................   (3.6)    (2.2)    (2.8)
Financing Activities........................................   (1.9)    (2.3)     0.6

---------------

(1) See footnote 1 to the "Selected Historical Financial and Other Data" for a discussion of how EBITDA has been calculated and of the significance of EBITDA.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Net Revenues. Net revenues for 2001 increased $46.3 million, or 5.0%, to $965.3 million from $919.0 million in 2000. The increase in net revenues of $46.3 million included an increase of $23.0 million in fee-for-service revenue, $18.8 million in contract revenue and $4.6 million in other revenue. Fee-for-service revenue was 81.8% of net revenue in 2001 compared to 83.4% in 2000, contract revenue was 16.5% of net revenue in 2001 compared to 15.3% in 2000, and other revenue was 1.7 % of net revenue in 2001 compared to 1.3% in 2000.

     In 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The result of the additional research indicated that the Company's estimated collection rates for prior periods were lower that originally anticipated.

     Management, in estimating the amounts to be collected resulting from its over six million annual patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Historically, management has taken this information regarding net collections and allocated the reductions from gross billings and estimated net collections between contractual allowances (a reduction from gross revenues to arrive at net revenue) and provision for uncollectibles based on trended historical data, particularly with respect to such factors as payor mix and its collection experience with self-pay accounts. In the fourth quarter of 2001, management determined that the use of a shorter trend period of the data used resulted in a better estimate of the allocation of estimated net collections between net revenue and provision for uncollectibles. As a result of this reallocation, the Company recorded a reduction in the provision for uncollectibles of $35.2 million and a corresponding decrease in net revenues. This reallocation did not change management's estimate of net collections.

     Provision for Uncollectibles. Including the $35.2 million adjustment noted above, the provision for uncollectibles was $336.2 million in 2001 compared to $329.3 million in 2000, an increase of $6.9 million or 2.1%. As a percentage of net revenue, the provision for uncollectibles was 34.8% in 2001 compared to 35.8% in 2000. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts, which is not expected to be fully collected.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in 2001 increased $39.4 million, or 6.7%, to $629.1 million from $589.7 million in 2000. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $23.3 million, or 4.7%, to $522.5 million in 2001 from $499.2 million in 2000, principally as the result of increases in patient volume between periods. Excluding the effects of the $24.5 million charge discussed above, same contract revenue less provision for uncollectibles increased $47.8 million, or 9.6%. Acquisitions contributed $7.8 million and new contracts obtained through internal sales efforts contributed an additional $52.9 million of increased revenue. The increases noted above were partially offset by $44.6 million of revenue derived from contracts that terminated during the periods.

     Professional Expenses. Professional expenses for 2001 were $523.2 million compared to $468.6 million in 2000, an increase of $54.6 million or 11.6%. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 83.2% in 2001 (80.0% excluding the effect of the $24.5 million charge noted above) from 79.5% in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $49.1 million, or 11.1% between years. The increase in these professional expenses was principally due to increased patient volume and increases in physician rates. In addition, the Company experienced increased usage of medical licensed practitioners in 2001 in an effort to improve emergency room productivity to help offset the effects of hospital nursing shortages and increased emergency room volumes. Malpractice expense was $29.8 million in 2001 compared with $24.3 million in 2000 resulting in an increase between years of $5.5 million or 22.6%. The Company renewed its malpractice insurance coverage effective March 12, 2001 and the increased premium level reflects a "hardening" of the insurance market for such coverage.

     Gross Profit. Gross profit decreased to $105.9 million in 2001 from $121.1 million in 2000, principally due to the charge of $24.5 million noted above. Gross profit as a percentage of revenues less provision for uncollectibles decreased to 16.8% in 2001 compared to 20.5% in 2000.

     General and Administrative Expenses. General and administrative expenses in 2001 increased to $64.0 million from $57.8 million in 2000 for an increase of $6.2 million, or 10.7%. General and administrative expenses as a percentage of net revenue less provision for uncollectibles increased to 10.2% in 2001 from 9.8% in 2000. The increase in general and administrative expenses between years included expenses associated with acquired operations of $2.0 million or 3.5% of the increase in total expenses between years. The remaining increase was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods to further develop the Company's infrastructure.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.6 million in both 2001 and 2000.

     Impairment of Intangibles. Impairment of intangibles in 2001 was $4.1 million. The Company concluded that certain of its intangible assets relating to a portion of its radiology related operations were impaired. The intangibles related to such operations were reduced to estimated fair value by recording an impairment charge of $4.1 million.

     Depreciation and Amortization. Depreciation and amortization for 2001 increased to $15.0 million from $12.6 million in 2000 for an increase of $2.4 million, or 18.5%. Depreciation expense increased by $0.6 million during 2001 while amortization expense increased by $1.8 million. The increase in depreciation expense was due to capital expenditures made in 2000 and 2001. Amortization expense increased due to initial acquisition payments and deferred contingent payments made during 2000 and 2001.

     Net Interest Expense. Net interest expense in 2001 decreased to $22.7 million from $25.5 million in 2000 for a decrease of $2.8 million, or 10.7%. The decrease in net interest expense is principally due to reductions in outstanding debt due to principal repayments and lower interest rates on floating rate debt obligations between years.

     Income Tax Expense. Income tax expense in 2001 was $0.9 million compared to $9.3 million in 2000. The decrease is due to the decreased level of earnings before income taxes in 2001.

     Net Earnings. Net loss for 2001 was $1.5 million as compared to net earnings of $13.3 million in 2000 as a result of the factors discussed above.

     Dividends on Preferred Stock. The Company accrued $11.9 million and $10.8 million in 2001 and 2000, respectively, of dividends on its outstanding Class A mandatory redeemable preferred stock.

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

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

     Provision for Uncollectibles. The provision for uncollectibles was $329.3 million in 2000 as compared to $309.7 million 1999, an increase of $19.6 million or 6.3%. As a percentage of net revenue, the provision for uncollectibles was 35.8% in 2000 compared to 36.3% in 1999. The increase in the provision for uncollectibles is a result of increases in fee-for-service revenue during 2000. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations since the recapitalization in March, 1999 have been sufficient to meet the Company's cash requirements. The Company as of December 31, 2001 had cash and cash equivalents of approximately $70.2 million and a revolving credit facility borrowing availability of $49.7 million. The Company believes that its cash needs, other than for significant acquisitions, will be met through the use of its existing available cash and cash generated from borrowings under its revolving credit facility.

     Cash provided by operating activities in 2001 was $49.7 million. Cash provided by operating activities in 2000 and 1999 was $52.1 million and $38.0 million, respectively.

     The Company has made scheduled principal repayments of $8.8 million in 2001, $12.8 million in 2000 and $10.9 million in 1999 on its outstanding debt.

     The Company's Term Loan Facility includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year end if the Company generates "excess cash flow," as defined in the Term Loan Facility agreement. The excess cash flow amount, which is payable on April 30 of the succeeding year, was $3.1 million for fiscal 2000 and was paid on April 30, 2001. The Company has estimated that it will be required to make an excess cash flow payment of approximately $6.0 million for fiscal 2001 by April 30, 2002. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2001.

     The Company spent $6.0 million in 2001, $7.4 million in 2000 and $10.6 million in 1999 on capital expenditures. The Company's capital expenditures in 2002 are expected to approximate $10.5 million. The expected capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company historically has acquired other physician staffing businesses and interests. Acquisitions since June 1997 have been acquired for cash. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in association with acquisitions, including contingent payments, were $16.2 million in 2001, $5.1 million in 2000 and $4.0 million in 1999. Future contingent payment obligations are approximately $5.3 million as of December 31, 2001.

     During 2001, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility. The Company expects to meet its cash needs for debt repayment purposes and for its planned capital expenditures in 2002 from its existing cash balances and with cash flows derived from future operating results.

     The Company in March 2001 renewed its professional liability insurance, which provides coverage for potential liabilities on a "claims-made" basis. The coverage is in effect for a two-year period through March 12, 2003. The Company's options for continued coverage beyond March 12, 2003 for claims incurred but not reported before that date include the option of exercising a "tail" policy, which would cover such potential claims. The cost of such tail policy is approximately $30.0 million and, if exercised, would be payable in March 2003. At this time, we have not yet determined if we will exercise our option to purchase this "tail" policy.

     The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2001 (in thousands):

                                                      PAYMENTS DUE BY PERIOD
                                ------------------------------------------------------------------
                                LESS THAN 1
                                   YEAR       1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS    TOTAL
                                -----------   -----------   -----------   -------------   --------
Contractual cash obligations:
Long-term debt................    $24,211       $77,388       $15,701       $100,000      $217,300
Operating leases..............      5,152         7,207         6,062          6,115        24,536
                                  -------       -------       -------       --------      --------
                                   29,363        84,595        21,763        106,115       241,836

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                ------------------------------------------------------------------
                                LESS THAN 1
                                   YEAR       1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS    TOTAL
                                -----------   -----------   -----------   -------------   --------
Other commitments:
Standby letter of credit......    $    --       $   315       $    --       $     --      $    315
Contingent acquisition
  payments....................      3,331         2,008            --             --         5,339
                                  -------       -------       -------       --------      --------
                                    3,331         2,323            --             --         5,654
                                  -------       -------       -------       --------      --------
          Total obligations
            and commitments...    $32,694       $86,918       $21,763       $106,115      $247,490
                                  =======       =======       =======       ========      ========

  INFLATION

     We do not believe that inflation has had a material impact on our financial position or results of operations during the past three years.

  MEDICARE PROGRAM PHYSICIAN REIMBURSEMENT RATES

     A portion of the Company's revenues are derived from services provided to patients covered under the Medicare Program and commercial insurance plans whose reimbursement rates are tied to Medicare rates. Physician reimbursement rates for services provided to such Medicare Program beneficiaries are established annually by the Centers for Medicare and Medicaid Services. The Medicare Program has announced its physician reimbursement rates for 2002 and certain of those physician reimbursement rates have decreased from their corresponding levels in 2001. The Company has estimated that such decreased rates announced for 2002 will result in lower revenues in 2002 of approximately $9.5 million based on 2001 patient volumes from Medicare and commercial insurance plans with fee schedules based upon Medicare rates.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has, however, applied the nonamortization provisions of the Statement for acquisitions consummated after June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net earnings of approximately $1.2 million per year. During the first quarter of 2002, the Company is anticipating that it will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment recognized at transition will be recorded as a change in accounting principle. The Company anticipates that its impairment assessment for goodwill will include a determination of the related reporting unit's fair value using a valuation technique based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) as compared to the reporting unit's underlying net carrying value. The Company further anticipates that its impairment assessment for other intangibles, including contracts, will be based on a determination of the fair value of such intangibles using the income approach that includes discounting future cash flows related to the intangible asset. The resulting fair value using the income approach will be compared to the intangible asset's underlying net carrying value.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, effective for fiscal years after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on asset impairment beginning in the first quarter of 2002. The Company does not expect the implementation of SFAS No. 144 to have any impact on its results of operation or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities. Interest rate swap agreements are used to manage the Company's interest rate exposure. The Company has entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration of March 13, 2002. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company believes the counterparties will be able to fully satisfy their obligations under the contracts. In 2001, the Company received a weighted average rate of 4.41% and paid a weighted average rate of 5.63% on the swaps. For the $50.0 million notional amount swaps at the expected maturity date of March 13, 2002 (assuming the options to extend or cancel are not exercised), the weighted average pay rate is 5.63% and the weighted average receive rate is 1.91%, using the rate in effect at December 31, 2001.

     At December 31, 2001, the fair value of the Company's total debt, which has a carrying value of approximately $217.3 million, was approximately $226.8 million. The Company had $117.3 million of variable debt outstanding at December 31, 2001, with interest rate swaps in place to offset the variability of $50.0 million of this balance. If market interest rates for such borrowings averaged 1% more during the fiscal year ended December 31, 2002 than they did during fiscal 2001, the Company's interest expense would increase, and earnings before income taxes would decrease by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

 DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                                   AGE*                           POSITION
----                                   ----                           --------
Lynn Massingale, M.D. ...............   49    President, Chief Executive Officer and Director
Michael L. Hatcher...................   51    Chief Operating Officer
Robert J. Abramowski.................   51    Executive Vice President, Finance and Administration
Robert C. Joyner.....................   54    Executive Vice President, General Counsel
Stephen Sherlin......................   56    Executive Vice President, Billing and Reimbursement
David P. Jones.......................   34    Chief Financial Officer
Nicholas W. Alexos...................   38    Director
Glenn A. Davenport...................   48    Director
Earl P. Holland......................   56    Director
Dana J. O'Brien......................   46    Director
Kenneth W. O'Keefe...................   35    Director
Timothy P. Sullivan..................   43    Director

---------------

* As of March 1, 2002

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

     ROBERT J. ABRAMOWSKI, CPA, joined Team Health in October 2000 as its Executive Vice President, Finance and Administration. Prior to joining Team Health, Mr. Abramowski was Senior Vice President of Finance and Chief Financial Officer of ProVantage Health Services, Inc., a publicly-traded pharmacy benefits management company, from October 1999 until its sale to Merck & Co., Inc. in June 2000. Mr. Abramowski served as Vice President and Controller with Extendicare Health Services, Inc. from October 1983 to December 1989, and as Vice President of Finance and Chief Financial Officer from January 1990 to March 1998. Following his tenure with Extendicare, Mr. Abramowski served as Chief Financial Advisor to Americorp Management Services, L.L.C. Mr. Abramowski also spent 11 years with Arthur Andersen & Co. Mr. Abramowski is a graduate of the University of Wisconsin-Milwaukee.

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

     NICHOLAS W. ALEXOS became a director in connection with the recapitalization. Prior to co-founding Madison Dearborn Partners, Inc., Mr. Alexos was with First Chicago Venture Capital for four years. Previously, he was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare and food manufacturing industries and currently serves on the Boards of Directors of Milnot Holding Company, National Mentor, Inc. and Spectrum Healthcare Services, Inc. Mr. Alexos received a B.B.A. from Loyola University and an M.B.A. from the University of Chicago Graduate School of Business.

     GLENN A. DAVENPORT became a director in 2001. Mr. Davenport serves as President and Chief Executive Officer of Morrison Management Specialists, which was acquired by Compass Group in April 2001. Mr. Davenport has served in this role since Morrison Management Specialists was spun off from Morrison Restaurants, Inc. in 1996. Prior thereto, he served in various management capacities with Morrison Restaurants, Inc. since 1973.

     EARL P. HOLLAND became a director of the Company in 2001. Prior to his retirement in January, 2001, Mr. Holland held several positions with Health Management Associates (HMA), including the positions of Vice President and Chief Operating Officer at the time of his retirement. HMA is a publicly traded health care company traded on the NYSE. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing health care services as well as other business services. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

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

     TIMOTHY P. SULLIVAN became a director in connection with the recapitalization. Prior to co-founding Madison Dearborn Partners, Inc. Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare industry and currently serves on the Boards of Directors of Milnot Holding Corporation, National Mentor, Inc. and Spectrum Healthcare Services, Inc. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from Stanford University Graduate School of Business.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2001 of those persons who served as

          (1) the chief executive officer during 2001 and

          (2) our other four most highly compensated executive officers for 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                                          COMPENSATION
                                                             AWARDS
                                                          ------------
                                ANNUAL COMPENSATION        SECURITIES
                             --------------------------    UNDERLYING     SPECIAL      ALL OTHER        TOTAL
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      OPTIONS(1)     BONUS(2)    COMPENSATION   COMPENSATION
---------------------------  ----   --------   --------   ------------   ----------   ------------   ------------
Lynn Massingale, M.D. .....  2001   $412,000   $206,929          --      $       --    $81,700(3)     $  700,629
  President and Chief        2000    408,538    180,200          --              --     43,666(3)        632,404
  Executive Officer          1999    400,000    200,000          --       1,445,205     43,055(3)      2,088,260
Michael L. Hatcher.........  2001    262,998    103,464          --              --     26,076(4)        392,538
  Chief Operating Officer    2000    255,337     90,100          --              --     22,804(4)        368,241
                             1999    250,000    100,000          --         403,253     21,091(4)        774,344
Stephen Sherlin............  2001    229,803     90,406          --              --     11,206(4)        331,415
  Executive Vice President,  2000    217,308     63,070      20,000              --      9,362(4)        289,740
  Billing and Reimbursement  1999    175,000     52,500          --         282,277      9,303(4)        519,080
Robert C. Joyner*..........  2001    203,189     55,871          --              --     16,048(5)        275,108
  Executive Vice President,  2000    183,842     20,261      20,000              --     81,203(5)        285,306
  General Counsel            1999     69,231         --       5,000              --     11,816(5)         81,047
Robert J. Abramowski**.....  2001    282,989     21,000          --              --    129,042(6)        433,031
  Executive Vice President,  2000     58,154         --      47,000              --      1,329(6)         59,483
  Finance and
  Administration

---------------

 *  Mr. Joyner joined us as an employee in August 1999.

**  Mr. Abramowski joined us as an employee in October 2000.

(1) Represents options granted under the Team Health Option Plan (as defined below). During 2000, the options issued to Mr. Joyner in 1999 under the Team Health Option Plan were cancelled.

(2) This bonus was paid in connection with the sale of Team Health by MedPartners, Inc. Of the aggregate amount of the bonus, the following amounts were withheld from the bonus on a pre-tax basis under a deferred compensation plan and transferred to a rabbi trust. The rabbi trust used these funds to purchase preferred units in Team Health Holdings LLC, Team Health's parent holding company.

Lynn Massingale, M.D. ............................  $936,495
Michael L. Hatcher................................  $323,303
Stephen Sherlin...................................  $211,079

     In addition, the following amounts were withheld from the bonus on an after-tax basis and invested in the common units of Team Health Holdings, LLC.

Lynn Massingale, M.D. ............................  $345,315
Michael L. Hatcher................................  $ 51,717
Stephen Sherlin...................................  $ 47,170

(3) All other compensation for Dr. Massingale includes the following:

                                   2001      2000      1999
                                  -------   -------   -------
Life insurance..................  $57,110   $17,003   $17,969
Other...........................   24,590    26,663    25,086

     Life insurance represents premiums paid by the Company on behalf of Dr. Massingale. Such premiums are secured by a collateral interest in the policy and are repayable to the Company at the time any benefits under the policy are realized.

(4) All other compensation for Mr. Hatcher and Mr. Sherlin is less than 10% of their annual compensation each year.

(5) All other compensation for Mr. Joyner includes the following:

                                     2001     2000      1999
                                    ------   -------   ------
401(k) matching contribution......  $5,100   $    --   $   --
Auto allowance....................   6,000     6,000    2,308
Moving expenses...................      --    70,971    8,488
Other.............................   4,948     4,232    1,020

(6) All other compensation for Mr. Abramowski includes the following:

                                       2001      2000    1999
                                     --------   ------   ----
Moving expenses....................  $122,123   $   --    $--
Other..............................     6,919    1,329    --

STOCK OPTION PLANS

     In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for the Team Health Option Plan is presented below.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the Named Executive Officers under the Team Health Option Plan during 2001.

     Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values. The following table sets forth the number of shares underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 2001. There were no options exercised during 2001.

                                                                   NUMBERS OF
                                                                   SECURITIES          VALUE OF
                                                                   UNDERLYING         UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS AT      OPTIONS AT FISCAL
                                                                 FISCAL YEAR END       YEAR END
                              SHARES ACQUIRED                    (#)EXERCISABLE/    ($)EXERCISABLE/
NAME                            ON EXERCISE     VALUE REALIZED    UNEXERCISABLE    UNEXERCISABLE(1)
----                          ---------------   --------------   ---------------   -----------------
Lynn Massingale, M.D. ......         --               --                    --           $ --
Michael L. Hatcher..........         --               --                    --           $ --
Stephen Sherlin.............         --               --            667/19,333           $0/0
Robert C. Joyner............         --               --            667/19,333           $0/0
Robert J. Abramowski........         --               --          2,350/44,650           $0/0

---------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of such options on December 31, 2001. The fair market value of options under the Team Health, Inc. Stock Option Plan, as determined by the Company's Board of Directors, was $4.50 per share.

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

     The employment agreements for the Named Executive Officers include five-year terms beginning March 11, 1999 for Dr. Massingale, Mr. Hatcher, and Mr. Sherlin, and beginning August 1, 1999 for Mr. Joyner and beginning October 2, 2001 for Mr. Abramowski. The employment agreements include provision for the payment of an annual base salary, subject to annual review and adjustment, as well as the payment of a bonus as a percentage of such base salary based upon the achievement of certain financial performance criteria. The annual base salaries as of December 31, 2001 and the potential bonus that can be earned by each of the named Executive officers is as follows:

                                                                ANNUAL
                                                              BASE SALARY   BONUS %
                                                              -----------   -------
Lynn Massingale, M.D. ......................................   $412,000       50%
Michael L. Hatcher..........................................    265,225       40%
Stephen Sherlin.............................................    231,750       40%
Robert C. Joyner............................................    210,400       30%
Robert J. Abramowski........................................    284,200       30%

     The terms of the employment agreements include that, if the executive is terminated by us without cause, or under certain conditions, such as death or disability, by the executive, the executive will receive a multiple of his base salary and may receive a portion of his bonus for the year of termination. The multiple of base salary in the case of Dr. Massingale and Mr. Hatcher is two years and in the case of Mr. Joyner, Mr. Sherlin and Mr. Abramowski is one year.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of our board of directors is comprised of Dana
J. O'Brien, Timothy P. Sullivan and Earl P. Holland, none of which are officers of Team Health. Mr. O'Brien and Mr. Sullivan are directors of Team Health and principals of Cornerstone Equity Investors, LLC and Madison Dearborn Partners, Inc., respectively. Cornerstone and Madison Dearborn are two of our equity sponsors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Team Health Holdings owns 92.7% of our outstanding common stock and voting interests and 94.3% of our outstanding preferred stock. Physician Services, Inc. owns the remaining 7.3% of our outstanding common stock and voting interests and the remaining 5.7% of our outstanding preferred stock. Physician Services, Inc. can be reached in care of Caremark Rx, Inc. at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

          (1) each person, other than the directors and executive officers of Team Health Holdings, known to Team Health Holdings to own more than 5% of the outstanding membership units of Team Health Holdings and

          (2) certain executive officers and members of the board of directors of Team Health Holdings.

     Except as otherwise indicated below, each of the following individuals can be reached in care of Team Health, Inc. at 1900 Winston Road, Suite 300, Knoxville, Tennessee 37919.

                                                                          PERCENTAGE OF
                                                         PERCENTAGE OF     OUTSTANDING
                                                          OUTSTANDING        COMMON       PERCENTAGE OF
BENEFICIAL OWNER                                        PREFERRED UNITS       UNITS       VOTING UNITS
----------------                                        ---------------   -------------   -------------
Cornerstone Equity Investors IV, L.P. ................       41.8%            38.0%           38.0%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien
Madison Dearborn Capital Partners II, L.P. ...........       41.8             38.0            38.0
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan
Healthcare Equity Partners, L.P. and
  Healthcare Equity Q.P. Partners, L.P. ..............        9.3              8.4             8.4
  c/o Beecken Petty & Company, L.L.C
  901 Warranville Road, Suite 205
  Lisle, Illinois 60532
  Attention: Kenneth W. O'Keefe
Certain members of management.........................        7.1             15.6            15.6

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

MANAGEMENT SERVICES AGREEMENT

     We have also entered into a management services agreement dated March 12, 1999 with Cornerstone, Madison Dearborn and Beecken Petty under which each of Cornerstone, Madison Dearborn and Beecken Petty have agreed to provide us with:

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

TEAM HEALTH HOLDINGS AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT

     Cornerstone, Madison Dearborn, Beecken Petty and some of the members of our management and board of directors (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement. The Limited Liability Company Agreement governs the relative rights and duties of the Members.

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

OTHER RELATED PARTY TRANSACTIONS

     We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Two of our executive officers, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $609,255 in 2001 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building, which houses a medical clinic that is operated by a consolidated affiliate of the Company. In 2001, the consolidated affiliate paid $74,594 to Park Med Properties in connection with the lease agreement.

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

  (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

  (c) EXHIBITS

     See Exhibit Index.

                               TEAM HEALTH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    CONTENTS

Report of Independent Auditors..............................   49
Consolidated Balance Sheets.................................   50
Consolidated Statements of Operations.......................   51
Consolidated Statements of Changes in Net Invested Capital
  and Stockholders' Equity (Deficit)........................   52
Consolidated Statements of Cash Flows.......................   53
Notes to the Consolidated Financial Statements..............   54

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Team Health, Inc.

     We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in net invested capital and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 2001 and 2000, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------

Nashville, Tennessee
February 8, 2002

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 70,183      $ 55,404
  Accounts receivable, less allowance for uncollectibles of
     $101,175 and $106,819 in 2001 and 2000, respectively...    119,776       149,724
  Prepaid expenses and other current assets.................      7,732         5,590
  Income tax receivable.....................................      8,721         8,619
                                                               --------      --------
Total current assets........................................    206,412       219,337
Property and equipment, net.................................     18,806        19,555
Intangibles, net............................................     43,692        37,726
Deferred income taxes.......................................     76,374        78,578
Other.......................................................     16,159        17,531
                                                               --------      --------
                                                               $361,443      $372,727
                                                               ========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 12,758      $ 14,561
  Accrued compensation and physician payable................     49,521        44,849
  Other accrued liabilities.................................     11,068        14,353
  Current maturities of long-term debt......................     24,211        12,623
  Deferred income taxes.....................................      4,815         8,846
                                                               --------      --------
Total current liabilities...................................    102,373        95,232
Long-term debt, less current maturities.....................    193,089       216,578
Other non-current liabilities...............................     34,892        28,150
Mandatory redeemable preferred stock........................    130,779       118,890
Commitments and Contingencies
Common Stock, $0.01 par value 12,000 shares authorized,
  10,000 shares issued and outstanding......................        100           100
Retained earnings (deficit).................................    (99,571)      (86,223)
Accumulated other comprehensive loss........................       (219)           --
                                                               --------      --------
                                                               $361,443      $372,727
                                                               ========      ========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fee for service revenue.....................................  $789,545   $766,583   $700,830
Contract revenue............................................   159,194    140,424    141,129
Other revenue...............................................    16,546     11,967     10,194
                                                              --------   --------   --------
  Net revenue...............................................   965,285    918,974    852,153
Provision for uncollectibles................................   336,218    329,291    309,713
                                                              --------   --------   --------
  Net revenue less provision for uncollectibles.............   629,067    589,683    542,440
Professional expenses.......................................   523,154    468,596    441,506
                                                              --------   --------   --------
  Gross profit..............................................   105,913    121,087    100,934
General and administrative expenses.........................    63,998     57,794     51,491
Terminated transaction expense..............................        --      2,000         --
Management fee and other expenses...........................       649        591        506
Impairment of intangibles...................................     4,137         --         --
Depreciation and amortization...............................    14,978     12,638      9,943
Recapitalization expenses...................................        --         --     16,013
Interest expense, net.......................................    22,739     25,467     20,909
                                                              --------   --------   --------
Earnings (loss) before income taxes.........................      (588)    22,597      2,072
Income tax expense..........................................       871      9,317      1,250
                                                              --------   --------   --------
  Net earnings (loss).......................................    (1,459)    13,280        822
Dividends on preferred stock................................    11,889     10,783      8,107
                                                              --------   --------   --------
  Net earnings (loss) available to common stockholders......   (13,348)     2,497     (7,285)
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
            NET INVESTED CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   ACCUMULATED
                                            NET       COMMON STOCK                    OTHER
                                         INVESTED    ---------------   RETAINED   COMPREHENSIVE
                                          CAPITAL    SHARES   AMOUNT   DEFICIT        LOSS          TOTAL
                                         ---------   ------   ------   --------   -------------   ---------
                                                                   (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998...........  $  98,729       --    $ --    $     --       $  --       $  98,729
  Changes in tax accounts, included in
     net invested capital..............      3,131       --      --          --          --           3,131
  Net transfers to parents and parents'
     subsidiaries......................      2,507       --      --          --          --           2,507
  Net earnings from January 1, 1999 to
     date of recapitalization..........      7,092       --      --          --          --           7,092
  Recapitalization.....................   (111,459)  10,000     100     (74,343)         --        (185,702)
  Dividends on preferred stock.........         --       --      --      (8,107)         --          (8,107)
  Net loss from recapitalization date
     to December 31, 1999..............         --       --      --      (6,270)         --          (6,270)
                                         ---------   ------    ----    --------       -----       ---------
BALANCE AT DECEMBER 31, 1999...........         --   10,000     100     (88,720)         --         (88,620)
  Net earnings.........................         --       --      --      13,280          --          13,280
  Dividends on preferred stock.........         --       --      --     (10,783)         --         (10,783)
                                         ---------   ------    ----    --------       -----       ---------
BALANCE AT DECEMBER 31, 2000...........         --   10,000     100     (86,223)         --         (86,123)
Comprehensive loss:
  Net loss.............................         --       --      --      (1,459)         --          (1,459)
  Other comprehensive loss, net of tax:
     Cumulative effect of change in
       accounting principle -- fair
       value of interest rate swaps,
       net of tax of $36...............         --       --      --          --          54              54
     Net change in fair value of swaps,
       net of tax of $182..............         --       --      --          --        (273)           (273)
                                         ---------   ------    ----    --------       -----       ---------
  Total comprehensive loss.............                                                              (1,678)
  Dividends on preferred stock.........         --       --      --     (11,889)         --         (11,889)
                                         ---------   ------    ----    --------       -----       ---------
BALANCE AT DECEMBER 31, 2001...........  $      --   10,000    $100    $(99,571)      $(219)      $ (99,690)
                                         =========   ======    ====    ========       =====       =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).....................................  $  (1,459)  $  13,280   $     822
  Adjustments to reconcile net earnings (loss):
     Depreciation and amortization........................     14,978      12,638       9,943
     Amortization of deferred financing costs.............      1,852       1,856       1,421
     Provision for uncollectibles.........................    336,218     329,291     309,713
     Impairment of intangibles............................      4,137          --          --
     Deferred income taxes................................     (1,767)     16,671     (10,406)
     Pre-recapitalization income tax expense..............         --          --       3,131
     Loss on sale of equipment............................        240          50          68
     Recapitalization expense.............................         --          --      16,013
     Equity in joint venture income.......................        (30)       (324)        (54)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable................................   (308,289)   (326,171)   (314,597)
       Prepaids and other assets..........................        (15)        456      (1,964)
       Income tax receivable..............................        (75)    (10,699)      1,751
       Accounts payable...................................     (2,260)        213       7,077
       Accrued compensation and physician payable.........      4,101       5,580       1,308
       Other accrued liabilities..........................     (3,421)       (494)      4,578
       Professional liability reserves....................      5,527       9,783       9,159
                                                            ---------   ---------   ---------
Net cash provided by operating activities.................     49,737      52,130      37,963
INVESTING ACTIVITIES
  Purchases of property and equipment.....................     (5,955)     (7,359)    (10,615)
  Sale of property and equipment..........................        170         108          29
  Cash paid for merger costs..............................         --          --        (316)
  Cash paid for acquisitions, net.........................    (16,162)     (5,131)     (3,952)
  Other investing activities..............................       (879)       (518)       (130)
                                                            ---------   ---------   ---------
Net cash used in investing activities.....................    (22,826)    (12,900)    (14,984)
FINANCING ACTIVITIES
  Payments on notes payable...............................    (11,901)    (12,815)    (10,868)
  Proceeds from notes payable.............................         --          --     250,000
  Payments of deferred financing costs....................       (231)       (815)    (11,496)
  Redemption of common stock in connection with
     recapitalization.....................................         --          --    (210,761)
  Payments of recapitalization expense....................         --         (16)    (16,013)
  Net transfers from parents and parents' subsidiaries....         --          --       2,507
                                                            ---------   ---------   ---------
Net cash (used in) provided by financing activities.......    (12,132)    (13,646)      3,369
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........     14,779      25,584      26,348
Cash and cash equivalents, beginning of year..............     55,404      29,820       3,472
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of year....................  $  70,183   $  55,404   $  29,820
                                                            =========   =========   =========
Supplemental cash flow information:
Interest paid.............................................  $  24,260   $  23,417   $  16,941
                                                            =========   =========   =========
Taxes paid................................................  $   9,129   $   9,713   $   6,421
                                                            =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Team Health, Inc. (the "Company") believes it is among the largest national providers of outsourced physician staffing and administrative services to hospitals and clinics in the United States. The Company's regional operating model includes comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other hospital departments. The Company provides a full range of physician staffing and administrative services, including the: (i) staffing and recruiting of and credentials coordination for clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance coverage and continuing education services; and (iii) billing and collection of fees for services provided by the medical professionals.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.

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

  ACCOUNTS RECEIVABLE

     Accounts receivable are primarily amounts due from hospitals and clinics, third-party payors, such as insurance companies, government-sponsored health care programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is limited by the

                               TEAM HEALTH, INC.

diversity and number of contracting hospitals, patients, payors, and by the geographic dispersion of the Company's operations.

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

  INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
Contracts acquired..........................................  $ 32,035   $ 28,202
Goodwill....................................................    29,397     23,950
Other.......................................................       548        773
                                                              --------   --------
                                                                61,980     52,925
Less-accumulated amortization...............................   (18,288)   (15,199)
                                                              --------   --------
                                                              $ 43,692   $ 37,726
                                                              ========   ========

     The cost of contracts acquired is amortized using the straight-line method over the average life of the Company's contracts, which is approximately seven years. Goodwill is amortized using the straight-line method over a life of 15 years.

     The carrying value of goodwill and other intangibles is evaluated by the Company when indicators are present to determine whether such assets may be impaired with respect to their recorded values. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining amortization period, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows. During 2001, the Company concluded that certain of its intangibles relating to a portion of its radiology operations were impaired. Accordingly, goodwill and contracts related to such operations were reduced to fair value by recording an impairment loss of $4.1 million. The impairment loss was recognized as a result of a reduction in the estimated fair market value of such intangibles due to lower than expected cash flows expected to be derived from services required to be provided over the remaining life of the intangibles. The reduction in cash flows is due to a shortage of radiologists in the affected markets resulting in higher than expected costs in the staffing of such contracts, as well as lower revenues than expected.

  DEFERRED FINANCING COSTS

     Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the interest method, consist of the following as of December 31 (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred financing costs....................................  $12,514   $12,284
Less accumulated amortization...............................   (5,128)   (3,275)
                                                              -------   -------
                                                              $ 7,386   $ 9,009
                                                              =======   =======

                               TEAM HEALTH, INC.

  RISK MANAGEMENT

     Although the Company does not principally engage in the practice of medicine or provide medical services, it does require the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. The Company typically provides claims-made coverage of $1 million per incident and $3 million annual aggregate per physician to affiliated physicians and other healthcare practitioners. In addition, the Company has claims-made coverage of $1 million per incident and $25 million annual aggregate for all corporate entities. For the two year period ending March 12, 2003, the policy has an aggregate limit of $85 million inclusive of indemnity and expense. Prior to this period, the policy has no aggregate limits. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

     Professional liability insurance expense consists of premium cost, an accrual to establish reserves for future payments under the self-insured retention component, and an accrual to establish a reserve for future claims incurred but not reported.

     In connection with the recapitalization in 1999, MedPartners retained the risk for all medical malpractice claims originating prior to the recapitalization. As a result, approximately $49.3 million of professional liability was transferred to MedPartners. A significant negative change in the financial condition of MedPartners could prevent MedPartners from fulfilling its indemnification obligations. As such, with respect to the indemnification rights granted to us in connection with the recapitalization, we are subject to MedPartners' credit risk.

  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following as of December 31 (in thousands):

                                                               2001      2000
                                                              -------   -------
Professional liability insurance reserves...................  $25,182   $19,217
Deferred compensation.......................................    9,345     8,933
Other.......................................................      365        --
                                                              -------   -------
                                                              $34,892   $28,150
                                                              =======   =======

  NET REVENUE

     Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

     Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company's contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements.

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

     Net revenues are reduced for management's estimates of amounts that will not be collected. The resulting net revenue less provision for uncollectibles reflects net cash collections for services rendered in the period plus

                               TEAM HEALTH, INC.

management's estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.

     Management in estimating the amounts to be collected resulting from its over six million annual patient visits and procedures considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, as well as reimbursement rate trends in governmental and private sector insurance programs. The aforementioned estimation process includes both quantitative estimates as well as qualitative judgment dispersed among regional management of the Company and is subject to corporate oversight and review. The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of health care insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

     Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 25%, 22% and 22% of total net revenue less provision for uncollectibles in years 2001, 2000 and 1999, respectively.

  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company implemented the provisions of Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows of a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive earnings. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard resulted in a cumulative effect of an accounting change, net of tax, of approximately $0.1 million being recognized as other comprehensive earnings. During 2001, the decrease in fair value of interest rate swaps, net of tax, of approximately $0.3 million was recognized through other comprehensive earnings. At December 31, 2001, the fair value of the interest rate swaps was a liability of $0.4 million.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has, however, applied the nonamortization provisions of the Statement for acquisitions consummated after June 30, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net earnings of approximately $1.2 million per year. During the first quarter of 2002, the Company is anticipating that it will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment recognized at transition will be recorded as a change in accounting principle. The Company anticipates that its impairment assessment for goodwill will include a determination of the related reporting unit's fair value using valuation techniques based on multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and other measures compared to the reporting unit's underlying net carrying value. The Company further anticipates that its impairment assessment for other intangibles, including

                               TEAM HEALTH, INC.

contracts, will be based on a determination of the fair value of such intangibles using the income approach that includes discounting future cash flows related to the intangible asset. The resulting fair value using the income approach will be compared to the intangible asset's underlying net carrying value.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, effective for fiscal years after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on asset impairment beginning in the first quarter of 2002. The Company does not expect the implementation of SFAS No. 144 to have any impact on its results of operation or financial position.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS

     Effective March 1, 2001, the Company acquired all of the outstanding stock of an emergency staffing company for $1.5 million and may have to pay up to $0.7 million in future contingent payments. In addition, the Company acquired the assets of a diagnostic imaging center in February 2001 for $1.4 million. The acquisitions are being accounted for under the purchase method of accounting and results of operations are included in the accompanying financial statements since the date of acquisition.

     Effective August 1, 2001, the Company acquired all of the outstanding shares of Integrated Specialists Management Services, Inc. ("ISMS") for cash at an amount equal to a minimum price plus additional consideration equal to ISMS's net working capital as of July 31, 2001. The purchase price was subject to adjustment for post-closing net working capital adjustments and other agreed to items through January 31, 2002. The Company on August 1, 2001 paid an initial $7.4 million of the estimated purchase price to the selling shareholders of ISMS. The remaining portion of the purchase price of $1.1 million was paid on February 1, 2002. The acquisition is being accounted for using the purchase method of accounting and its results of operations are included in the accompanying financial statements since its date of acquisition.

     ISMS is a recognized leader in the management of large urban anesthesia medical groups. The management services offered by ISMS are provided to anesthesiology practices on a fee basis. Services include strategic management, management information systems, third-party payor contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services. ISMS currently provides such services to four integrated anesthesia practices with approximately 330 providers under management. In addition to acquiring stable, long-term management agreements and proprietary anesthesia management practice software, the acquisition of ISMS provided the Company with management resources, experience and infrastructure support to allow the Company to evaluate and compete for additional anesthesia practice opportunities as they are presented.

                               TEAM HEALTH, INC.

     During 2001, the Company also made payments of approximately $7.8 million with respect to contingent payments established as a result of certain previous acquisitions. These amounts represent payments of purchase price and have been recorded as goodwill.

     In January 2000, the Company acquired certain operating assets of a medical coding company for $0.8 million and may have to make up to $0.8 million in future contingent payments. In July 2000, the Company acquired certain operating assets of a billing company for $0.3 million. In 2000, the Company acquired an additional 50% of the outstanding shares of an ambulatory clinic joint venture in which the Company previously owned 50% of the shares for $0.1 million.

     In August 1999, the Company acquired certain operating assets of a primary care clinic for $1.3 million and may have to make up to $0.8 million in future contingent payments.

     Acquisitions and deferred contingent payments are summarized as follows (in thousands):

                                                             2001      2000     1999
                                                            -------   ------   ------
Fair value of net operating assets acquired (liabilities
  assumed)................................................  $(1,522)  $ (834)  $   96
Fair value of contracts acquired..........................    4,380      358       --
Goodwill..................................................   13,304    5,607    3,856
                                                            -------   ------   ------
Cash paid for acquisitions, net...........................  $16,162   $5,131   $3,952
                                                            =======   ======   ======

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

     The pro forma effect of the acquisitions on the Company's results of operations for the periods prior to their acquisition was not significant.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
Buildings and leasehold improvements........................  $  2,696   $  2,868
Furniture and equipment.....................................    24,537     23,422
Software....................................................    10,545      8,188
                                                              --------   --------
                                                                37,778     34,478
Less accumulated depreciation...............................   (18,972)   (14,923)
                                                              --------   --------
                                                              $ 18,806   $ 19,555
                                                              ========   ========

     Depreciation expense in 2001, 2000 and 1999 was approximately $8.1 million, $7.6 million and $5.7 million, respectively.

                               TEAM HEALTH, INC.

5.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
12% Senior Subordinated Notes...............................  $100,000   $100,000
Term Loan Facility..........................................   117,300    128,800
Other debt..................................................        --        401
                                                              --------   --------
                                                               217,300    229,201
Less current portion........................................   (24,211)   (12,623)
                                                              --------   --------
                                                              $193,089   $216,578
                                                              ========   ========

     The 12% Senior Subordinated Notes ("Notes") are due March 15, 2009. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 12% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. Beginning on March 15, 2004, the Company may redeem some or all of the Notes at any time at various redemption prices.

     The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company's majority-owned operating subsidiaries ("Subsidiary Guarantors") as required by the Indenture Agreement. The Company is a holding company with no assets or operations apart from the ownership of its operating subsidiaries.

     The Company's Term Loan Facility is comprised of (i) a five-year revolving credit facility of up to $50.0 million, including a swing-line sub-facility of $5.0 million and a letter of credit sub-facility of $5.0 million, and (ii) a term loan facility, consisting of a $60.0 million 5-year term loan A facility and a $90.0 million 6-year term loan B facility. The Term Loan Facility is guaranteed by Team Health Holdings, LLC and all subsidiaries of the Company.

     Borrowings under the Term Loan Facility bear interest at variable rates based, at the Company's option, on the prime or the eurodollar rate. The interest rates at December 31, 2001 were 5.0% and 6.0% for the term loans A and B, respectively. The Company pays a commitment fee on the revolving credit facility, which was equal to 0.5% at December 31, 2001. No funds have been borrowed under the revolving credit facility as of December 31, 2001, but the Company has a $0.3 million standby letter of credit against the revolving credit facility outstanding as of December 31, 2001.

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

     In addition, the Company's Term Loan Facility includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year end if the Company generates "excess cash flow," as defined in the Term Loan Facility agreement. The excess cash flow amount, which is payable on April 30 of the succeeding year, was $3.1 million for fiscal 2000 and was paid on April 30, 2001. The Company has estimated that it will be required to make an excess cash flow payment of approximately $6.0 million for fiscal 2001 by April 30, 2002. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2001.

                               TEAM HEALTH, INC.

     Aggregate maturities of long-term debt at December 31, 2001 (in thousands), including the estimated excess cash flow payment of $6.0 million to be made in 2002, are as follows:

2002........................................................  $ 24,211
2003........................................................    15,373
2004........................................................    62,015
2005........................................................    15,701
Thereafter..................................................   100,000
                                                              --------
                                                              $217,300
                                                              ========

     Interest rate swap agreements are used to manage the Company's interest rate exposure on the term loans. On September 20, 1999, the Company entered into interest rate swap agreements to effectively convert $50.0 million of floating-rate borrowings to fixed-rate borrowings. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreements. The contracts have a final expiration date of March 13, 2002. In 2001, the Company received a weighted average rate of 4.41% and paid a weighted average of 5.63% on the swaps. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

6.  MANDATORY REDEEMABLE PREFERRED STOCK

     The Company has outstanding 100,000 shares of class A redeemable preferred stock held by holders of its common stock. The preferred stock is subject to mandatory redemption on December 31, 2009 at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The preferred stock accrues cumulative preferential dividends from the date of issuance in the amount of 10% per year. As of December 31, 2001, approximately $30.8 million in dividends have been accrued.

7.  STOCK OPTIONS

     The Company's 1999 Stock Option Plan (the "Plan") allows the granting of stock options to employees, consultants and directors of the Company. The Company has reserved 526,316 shares of common stock for issuance. The options vest at the end of an eight-year period, but allow for the possible acceleration of vesting if certain performance related criteria are met.

     Stock option activity during 1999, 2000 and 2001 was as follows (options in thousands):

                                                 NUMBER OF     PRICE      WEIGHTED AVERAGE
                                                  OPTIONS      RANGE       EXERCISE PRICE
                                                 ---------   ----------   ----------------
Outstanding at December 31, 1998...............      --      $       --        $  --
Granted........................................      30            1.50         1.50
                                                    ---      ----------        -----
Outstanding at December 31, 1999...............      30            1.50         1.50
Granted........................................     467       1.50-4.50         2.11
Cancelled......................................      39            1.50         1.50
                                                    ---      ----------        -----
Outstanding at December 31, 2000...............     458       1.50-4.50         2.12
Granted........................................      53            4.50         4.50
Cancelled......................................      14            1.50         1.50
                                                    ---      ----------        -----
Outstanding at December 31, 2001...............     497      $1.50-4.50        $2.39
                                                    ===      ==========        =====

                               TEAM HEALTH, INC.

     The following table summarizes information about stock options outstanding at December 31, 2001 (options in thousands):

                      WEIGHTED                    WEIGHTED AVERAGE
       OPTIONS        AVERAGE         OPTIONS        REMAINING
     OUTSTANDING   EXERCISE PRICE   EXERCISABLE   CONTRACTUAL LIFE
     -----------   --------------   -----------   ----------------
         350           $1.50            71              8.1
         147            4.50            --              9.1
         ---           -----            --              ---
         497           $2.39            71              8.4
         ===           =====            ==              ===

     As of December 31, 2001, 70,613 options were vested and exercisable. No options were vested and exercisable at December 31, 2000 or December 31, 1999.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation." If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as presented by SFAS No. 123, the effect on net earnings for 2001, 2000 and 1999 would not have been significant.

     Approximately 101,000 of the 497,150 options outstanding at December 31, 2001 were granted to affiliated independent contractor physicians during 2000. The Company recorded $9,000 of compensation expense in 2001 and 2000, based on a fair value of $0.68 per option, 6.0% risk-free interest rate and a 10 year expected option life relating to these options.

     The following table represents the weighted average fair value of options granted during 2001, 2000 and 1999:

                                                               WEIGHTED
                                                               AVERAGE
                                                              FAIR VALUE
                                                              ----------
2001........................................................    $1.74
2000........................................................    $0.95
1999........................................................    $0.52

     The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0.0% in 2001, 2000 and 1999; risk-free interest rate of 4.9%, 6.0% and 5.38% in 2001, 2000 and 1999, respectively; expected volatility of 0% in 2001, 2000 and 1999; and an expected life of ten years in 2001, 2000 and 1999.

8.  NET REVENUE ADJUSTMENT

     The Company recorded in 2001 a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The result of the additional research indicated that this Company's estimated collection rates for prior periods were lower than originally anticipated.

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

                               TEAM HEALTH, INC.

collections and has generated enhanced analytical data to better assess its collection process and performance going forward.

9.  INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Current:
  Federal..............................................  $ 2,395   $(6,435)  $ 10,199
  State................................................      304      (919)     1,457
                                                         -------   -------   --------
                                                           2,699    (7,354)    11,656
Deferred:
  Federal..............................................   (1,593)   14,588     (9,105)
  State................................................     (235)    2,083     (1,301)
                                                         -------   -------   --------
                                                          (1,828)   16,671    (10,406)
                                                         -------   -------   --------
                                                         $   871   $ 9,317   $  1,250
                                                         =======   =======   ========

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2001     2000    1999
                                                              -------   -----   -----
Tax at statutory rate.......................................    35.0%   35.0%   35.0%
State income tax (net of federal tax benefit)...............     3.8     5.1     4.9
Other.......................................................  (186.9)    1.1    20.4
                                                              ------    ----    ----
                                                              (148.1)%  41.2%   60.3%
                                                              ======    ====    ====

                               TEAM HEALTH, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Accounts receivable.......................................  $15,547   $30,130
  Accrued compensation and other accrued liabilities........    2,280     2,407
  Amortization and depreciation.............................   68,153    71,456
  Professional liability reserves...........................    8,238     5,972
  Net operating loss........................................      702       307
  Other.....................................................      139       604
                                                              -------   -------
     Total deferred tax assets..............................   95,059   110,876
Deferred tax liabilities:
  Affiliate deferred revenue................................   20,838    39,290
  Other.....................................................    2,662     1,854
                                                              -------   -------
     Total deferred tax liabilities.........................   23,500    41,144
                                                              -------   -------
     Net deferred tax assets................................  $71,559   $69,732
                                                              =======   =======

     The Company as of December 31, 2001, had state net operating losses of approximately $0.7 million which begin to expire in 2014.

10.  RETIREMENT PLANS

     The Company's employees participated in various employee benefit plans sponsored by the Company. The plans are primarily defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's plans. The Company's contributions to the plans were approximately $3.6 million, $3.6 million, and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective October 1, 1999, the Company approved a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution equal to 50% of the first 6% of compensation contributed by employees.

     The Company also maintains nonqualified deferred compensation plans for certain of its employees, including a Rabbi Trust for the benefit of certain members of the Company's senior management. Total deferred compensation payable as of December 31, 2001 and 2000 was approximately $10.1 million and $9.5 million, respectively. The Rabbi Trust holds preferred units in Team Health Holdings, LLC. The deferred compensation liability and related investment held by the Rabbi Trust are carried as a long-term liability and a long-term asset at December 31, 2001 and 2000 of $6.7 million and $6.1 million, respectively.

                               TEAM HEALTH, INC.

11.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office space for terms of primarily one to seven years with options to renew for additional periods. Future minimum payments due on these non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

2002........................................................   $ 5,152
2003........................................................     3,710
2004........................................................     3,497
2005........................................................     3,338
2006........................................................     2,724
Thereafter..................................................     6,115
                                                               -------
                                                               $24,536
                                                               =======

     Operating lease costs were approximately $5.4 million, $4.9 million and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of related reserves, and such liabilities, if incurred, should not have a significant negative effect on the results of operations and financial condition of our Company. Moreover, in connection with the recapitalization, subject to certain limitations, MedPartners and related entities have jointly and severally agreed to indemnify us against certain losses relating to litigation arising out of incidents occurring prior to the recapitalization in 1999 to the extent those losses are not covered by third party insurance. With respect to certain litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operations of the Company and its subsidiaries prior to the closing date of the recapitalization transactions for which the Company or any of its subsidiaries or physicians becomes liable.

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

     In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is the Company's current practice and future intent to comply with such laws and regulations.

                               TEAM HEALTH, INC.

  CONTINGENT ACQUISITION PAYMENTS

     As of December 31, 2001, the Company may have to pay up to $5.3 million in future contingent payments as additional consideration for its acquisitions in prior years. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contained in the respective agreements related to their acquisition.

12.  RELATED PARTY TRANSACTIONS

     The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total related party lease costs were approximately $1.4 million, $1.4 million and $1.3 million in 2001, 2000 and 1999, respectively.

     The Company has contractual arrangements with billing and collection service companies that are owned or partially owned by certain employees of the Company. The majority of these arrangements were assumed as part of merger or purchase transactions. Billing fees paid for these services were $1.8 million, $3.3 million and $3.2 million in 2001, 2000 and 1999, respectively.

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of the Company's financial instruments:

Cash and cash equivalents:                  The carrying amount reported in the balance
                                            sheets for cash and cash equivalents
                                            approximates its fair value.
Accounts receivable:                        The carrying amount reported in the balance
                                            sheets for accounts receivable approximates its
                                            fair value.
Long-term debt:                             The fair value of the Company's Term Loan
                                            Facility is estimated using discounted cash flow
                                            analyses, based on the Company's current
                                            incremental borrowing rates for similar types of
                                            borrowing arrangements. The carrying value of
                                            the Term Loans is approximately $117.3 million,
                                            which approximates fair value. The fair value of
                                            the 12% Senior Subordinated Notes at December
                                            31, 2001 is approximately $109.5 million based
                                            on quoted market prices.
Interest rate swap:                         The fair value of the Company's interest rate
                                            swap agreements is a liability of approximately
                                            $0.4 million at December 31, 2001 based on
                                            quoted market prices for similar interest rate
                                            contracts.

14.  SUBSEQUENT EVENTS

     Effective January 1, 2002, the Company completed the acquisition of certain of the assets and related business operations of two businesses. The operations acquired include those of L&S Medical Management, Inc. ("L&S") and a pediatric services business. L&S provides billing and other management services on a management fee basis to anesthesiologist practices, principally in the Southeastern portion of the United States. As of January 1, 2002, L&S provided services under 18 anesthesia related contracts. The pediatric services operation provides evenings and weekend pediatric urgent care and non-trauma emergency practice

                               TEAM HEALTH, INC.

services at three locations in Florida. The pediatric services provided are billed by the Company on a fee-for-service basis.

     The assets and operations of L&S were acquired for $6.4 million in cash and the Company may have to make up to $3.9 million in future contingent payments for the existing L&S contracts as of December 31, 2001. In addition, the Company has agreed to pay the owners of L&S, as additional purchase price consideration, a multiple of earnings before interest, taxes and depreciation and amortization for certain potential new contract locations identified at the date of closing. The additional amount(s) of purchase price will only be paid if the owners of L&S are successful in the completion of their marketing efforts as evidenced by such locations having entered into contracts for services within specified time frames following December 31, 2001. The additional purchase price, if any, for such subsequent contracts is not able to be estimated at this time.

     The assets and operations of the three pediatric services locations were acquired for $4.7 million in cash. The Company may have to make up to $3.2 million in future contingent payments for the existing business operations if targeted future earnings levels are achieved.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on March 1, 2002.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                    H. Lynn Massingale
                                                 Chief Executive Officer

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                           Executive Vice President Finance and
                                                      Administration

                                                    /s/ DAVID JONES
                                          --------------------------------------
                                                       David Jones
                                               Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 1, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                 H. Lynn Massingale, M.D.
                                          President and Chief Executive Officer
                                                       and Director

                                                /s/ NICHOLAS W. ALEXOS
                                          --------------------------------------
                                                    Nicholas W. Alexos
                                                         Director

                                                /s/ GLENN A. DAVENPORT
                                          --------------------------------------
                                                    Glenn A. Davenport
                                                         Director

                                                  /s/ EARL P. HOLLAND
                                          --------------------------------------
                                                     Earl P. Holland
                                                         Director

                                                  /s/ DANA J. O'BRIEN
                                          --------------------------------------
                                                     Dana J. O'Brien
                                                         Director

                                                /s/ KENNETH W. O'KEEFE
                                          --------------------------------------
                                                    Kenneth W. O'Keefe
                                                         Director

                                                /s/ TIMOTHY P. SULLIVAN
                                          --------------------------------------
                                                   Timothy P. Sullivan
                                                         Director

                                 EXHIBIT INDEX

 2.1 Recapitalization Agreement dated January 25, 1999 by and among Team Health, Inc., MedPartners, Inc., Pacific
        Physician Services, Inc. and Team Health Holdings, L.L.C.*
 3.1 Articles of Amendment to the Articles of Incorporation of Alliance Corporation dated January 15, 1997.*
 3.2    By-laws of Alliance Corporation.*
 3.3    Articles of Incorporation of Emergency Management
        Specialists, Inc. dated August 12, 1983.*
 3.4    By-laws of Emergency Management Specialists, Inc.*
 3.5    Articles of Incorporation of EMSA South Broward, Inc. dated
        December 3, 1996.*
 3.6    By-laws of EMSA South Broward, Inc.*
 3.7    Articles of Incorporation of Herschel Fischer, Inc. dated
        February 18, 1997.*
 3.8    By-laws of Herschel Fischer, Inc. dated February 21, 1997.*
 3.9    Articles of Incorporation of IMBS, Inc. dated November 30,
        1995.*
 3.10   By-laws of IMBS, Inc.*
 3.11   Articles of Incorporation of InPhyNet Hospital Services,
        Inc. dated November 30, 1995.*
 3.12   By-laws of InPhyNet Hospital Services, Inc.*
 3.13   Certificate of Amendment of Certificate of Incorporation of
        InPhyNet Medical Management Institute, Inc. dated February
        28, 1996.*
 3.14   By-laws of InPhyNet Medical Management Institute, Inc.*
 3.15   Articles of Incorporation of Karl G. Mangold, Inc. dated
        February 14, 1997.*
 3.16   By-laws of Karl G. Mangold, Inc. dated February 20, 1997.*
 3.17   Amended and Restated Articles of Incorporation of Charles L.
        Springfield, Inc. dated November 21, 1997.*
 3.18   Amendment to By-laws of Charles L. Springfield, Inc. dated
        November 20, 1997.*
 3.19   Articles of Amendment to the Charter of Clinic Management
        Services, Inc. dated March 25, 1994.*
 3.20   By-laws of Clinic Management Services, Inc.*
 3.21   Articles of Incorporation of Daniel & Yeager, Inc. dated
        October 25, 1989.*
 3.22   By-laws of Daniel & Yeager, Inc. dated October 6, 1989.*
 3.23   Articles of Incorporation of Drs. Sheer, Abeam & Associates,
        Inc. dated March 31, 1969.*
 3.24   Amended and Restated By-laws of Drs. Sheer, Abeam &
        Associates, Inc. dated February 15, 1989.*
 3.25   Articles of Amendment to the Charter of Emergency Coverage
        Corporation dated February 15, 1993.*
 3.26   Amendment to By-laws of Emergency Coverage Corporation dated
        June 12, 1995.*
 3.27   Restated Certificate of Incorporation of Emergency Physician
        Associates, Inc. dated June 25, 1996.*
 3.28   By-laws of Emergency Physician Associates, Inc.*
 3.29   Articles of Incorporation of Emergency Physicians of
        Manatee, Inc. dated June 1, 1988.*
 3.30   By-laws of Emergency Physicians of Manatee, Inc.*
 3.31   Certificate to Amend the Articles of Incorporation of
        Emergency Professional Services, Inc. dated September 30,
        1997.*
 3.32   Code Regulations of Emergency Professional Services, Inc.
        amended June 22, 1987.*
 3.33   Amended and Restated Charter of Emergicare Management,
        Incorporated dated February 28, 1995.*
 3.34   By-laws of Emergicare Management Incorporated dated December
        29, 1972.*
 3.35   Articles of Incorporation of EMSA Contracting Service, Inc.
        dated November 30, 1995.*
 3.36   By-laws of EMSA Contracting Service, Inc.*
 3.37   Articles of Amendment of EMSA Louisiana, Inc. dated May 28,
        1989.*
 3.38   By-laws of EMSA Louisiana, Inc.*

 3.39   Articles of Amendment to the Charter of Hospital Based
        Physician Services, Inc. dated March 25, 1994.*
 3.40   By-laws of Hospital Based Physician Services, Inc. dated
        July 18, 1993.*
 3.41   Articles of Incorporation of InPhyNet Anesthesia of West
        Virginia, Inc. dated February 29, 1997.*
 3.42   By-laws of InPhyNet Anesthesia of West Virginia, Inc.*
 3.43   Articles of Amendment to the Charter of Med: Assure Systems,
        Inc. dated October 28, 1992.*
 3.44   By-laws of Med: Assure Systems, Inc. dated February 25,
        1987.*
 3.45   Articles of Incorporation of MetroAmerican Radiology, Inc.
        dated April 19, 1989.*
 3.46   By-laws of MetroAmerican Radiology, Inc. dated April 23,
        1989.*
 3.47   Articles of Incorporation of Neo-Med, Inc. dated November
        15, 1993.*
 3.48   By-laws of Neo-Med, Inc.*
 3.49   Articles of Incorporation of Northwest Emergency Physicians,
        Incorporated dated June 4, 1985.*
 3.50   By-laws of Northwest Emergency Physicians, Incorporated.*
 3.51   Certificate of Amendment of Certificate of Incorporation of
        Paragon Anesthesia, Inc. dated September 20, 1994.*
 3.52   By-laws of Paragon Anesthesia, Inc.*
 3.53   Articles of Incorporation of Paragon Contracting Services,
        Inc. dated November 30, 1995.*
 3.54   By-laws of Paragon Contracting Services, Inc.*
 3.55   Certificate of Amendment of Certificate of Incorporation of
        Paragon Imaging Consultants, Inc. dated May 7, 1993.*
 3.56   By-laws of Paragon Imaging Consultants, Inc.*
 3.57   Articles of Incorporation of Quantum Plus, Inc. dated
        January 27, 1997.*
 3.58   By-laws of Quantum Plus, Inc. dated February 1, 1997.*
 3.59   Amendment and Restated Articles of Incorporation of Reich,
        Sceidelmann & Janicki Co. dated November 7, 1997.*
 3.60   Code Regulations of Reich, Seidelmann & Janicki Co.*
 3.61   Articles of Incorporation of Rosendorf, Marguiles, Borushok
        & Shoenbaum Radiology Associates of Hollywood, Inc. dated
        October 25, 1968.*
 3.62   By-laws of Rosendorf, Marguiles, Borushok & Shoenbaum
        Radiology Associates of Hollywood, Inc.*
 3.63 Articles of Amendment to the Articles of Incorporation of Sarasota Emergency Medical Consultants, Inc. dated August 7,
        1997.*
 3.64   By-laws of Sarasota Emergency Medical Consultants, Inc.*
 3.65   Articles of Amendment to the Charter of Southeastern
        Emergency Physicians, Inc. dated November 5, 1992.*
 3.66   By-laws of Southeastern Emergency Physicians, Inc. dated
        July 1, 1986.*
 3.67   Articles of Amendment to the Charter of Southeastern
        Emergency Physicians of Memphis, Inc. dated June 15, 1992.*
 3.68   By-laws of Southeastern Emergency Physicians Of Memphis,
        Inc.*
 3.69   Charter of Team Health Financial Services, Inc. dated
        October 9, 1997.*
 3.70   By-laws of Team Health Financial Services, Inc.*
 3.71   Articles of Incorporation of Team Radiology, Inc. dated
        October 6, 1993.*
 3.72   By-laws of Team Radiology, Inc. dated November 5, 1993.*
 3.73   Certificate of Incorporation of THBS, Inc. dated October 20,
        1997.*
 3.74   By-laws of THBS, Inc.*
 3.75   Amended and Restated Articles of Incorporation of The
        Emergency Associates for Medicine, Inc. dated August 30,
        1996.*
 3.76   By-laws of The Emergency Associates for Medicine, Inc.*

 3.77   Articles of Incorporation of Virginia Emergency Physicians,
        Inc. dated June 25, 1992.*
 3.78   Amended and Restated By-laws of Virginia Emergency
        Physicians, Inc.*
 3.79   Articles of Incorporation of EMSA Joilet, Inc. dated
        December 30, 1988.*
 3.80   By-laws of EMSA Joilet, Inc.*
 3.81   Certificate of limited Partnership of Paragon Healthcare
        Limited Partnership, dated August 3, 1993.*
 3.82   Certificate of Limited Partnership of Team Health Southwest,
        L.P., dated May 20, 1998.*
 3.83   Certificate of Limited Partnership of Team Health Billing
        Services, L.P., dated October 21, 1997.*
 3.84 Partnership Agreement of Fischer Mangold Group Partnership, dated February 21, 1996.*
 3.85   Partnership Agreement of Mt. Diablo Emergency Physicians, a
        California General Partnership, dated June 1, 1997.*
 3.86   Articles of Incorporation of Team Health, Inc.*
 3.87   By-laws of Team Health, Inc.*
 3.88   Articles of Incorporation of Integrated Specialists
        Management Services, Inc. dated January 20, 1994.**
 3.89   Certificate of Amendment to Articles of Incorporation of
        Integrated Specialists Management Services, Inc. dated
        January 29, 1997.**
 3.90   Bylaws of Integrated Specialists Management Services, Inc.
        dated July 18, 1994.**
 3.91   Third Amendment to Bylaws of Integrated Specialists
        Management Services, Inc. dated February 23, 2001.**
 3.92   Fifth Amendment to Bylaws of Integrated Specialists
        Management Services, Inc. dated June 12, 2001.**
 3.93   Sixth Amendment to Bylaws of Integrated Specialists
        Management Services, Inc. dated July 30, 2001.**
 3.94   Articles of Incorporation of Physician Integration
        Consulting Services, Inc. dated August 2, 1993.**
 3.95   Bylaws of Physician Integration Consulting Services, Inc.
        dated August 11, 1993.**
 3.96   Articles of Incorporation of Sentinel Medical Services, Inc.
        dated September 2, 1994.**
 3.97   Bylaws of Sentinel Medical Services, Inc. (undated)**
 4.1    Indenture dated as of March 12, 1999 by and among Team
        Health, Inc. the Guarantors listed on the signature pages thereto and the United States Trust Company of New York.*
 9.1 Stockholders Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
        Pacific Physicians Services, Inc., and certain other stockholders of the Team Health, Inc. who are from time to time party hereto.*
 9.2 Securityholders Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health Holdings, L.L.C. who are from time to time party thereto.*
10.1 Registration Rights Agreement dated as of March 12, 1999 by and among Team Health, Inc., the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette
        Securities Corporation, NationsBanc Montgomery Securities
        LLC and Fleet Securities, Inc.*
10.2 Purchase Agreement dated as of March 5, 1999 by and among Team Health, Inc. and the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette Securities
        Corporation, NationsBanc Montgomery Securities LLC and Fleet
        Securities, Inc.*
10.3    Equity Deferred Compensation Plan of Team Health, Inc.
        effective January 25, 1999.*
10.4 Management Services Agreement dated as of March 12, 1999 by and among Team Health, Inc., Madison Dearborn Partners II,
        L.P., Beecken, Petty & Company, L.L.C. and Cornerstone
        Equity Investors LLC.*
10.5 Registration Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
        Pacific Physician Services, Inc. and certain other stockholders of Team Health, Inc. who are from the to time party thereto.*

10.6 Registration Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health, Inc. who are from time to time party thereto.*
10.7 Trust Agreement dated as of January 25, 1999 by and among Team Health, Inc. and The Trust Company of Knoxville.*
10.8 Credit Agreement dated as of March 12, 1999 by and among Team Health, Inc., the banks, financial institutions and other institutional lenders named herein, Fleet National
        Bank, NationsBank, N.A., NationsBanc Montgomery Securities
        LLC and Donaldson, Lufkin & Jenrette Securities
        Corporation.*
10.9    Sheer Ahearn & Associates Plan Provision Nonqualified Excess
        Deferral Plan effective September 1, 1998.*
10.10   Amendment and Restatement of Emergency Professional
        Services, Inc. Deferred Compensation Plan effective January
        31, 1996.*
10.11   Lease Agreement dated August 27, 1992 between Med: Assure
        Systems and Winston Road Properties for our corporate headquarters located at 1900 Winston Road, Knoxville, TN.*
10.12   Lease Agreement dated August 27, 1999 between Americare
        Medical Services, Inc. and Winston Road Properties for space located at 1900 Winston Road, Knoxville, TN.*
10.13   1999 Stock Option Plan of Team Health, Inc.*
10.14   Form of Employment Agreement for Dr. Massingale and Messrs.
        Hatcher, Sherlin, Joyner and Jones.*
10.15   Amendment No. 1 to Credit Agreement*
10.16   Amendment No. 1 to Security Agreement*
10.17   Amendment No. 2 to Credit Agreement*
21.     Subsidiaries of Registrant.**

---------------

 * Previously filed by the Company in its prior S-4 Registration Statement and subsequent filings with the Securities and Exchange Commission.

** Filed herewith.

ITEM 14(A)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT
                                           BEGINNING    COSTS AND                         BALANCE AT
                                           OF PERIOD    EXPENSES    OTHER   DEDUCTIONS   END OF PERIOD
                                           ----------   ---------   -----   ----------   -------------
2001.....................................   $106,819    $336,218     $--     $341,862      $101,175
2000.....................................    125,067     329,291      --      347,539       106,819
1999.....................................    141,668     309,713      --      326,314       125,067