Form 10-Q
period 2002-03-31
TEAM HEALTH INC
filed 2002-05-08
CIK 1086795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 333-80337

TEAM HEALTH, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1562558
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 Winston Road

Suite 300
Knoxville, Tennessee 37919
(865) 693-1000
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☑          No     ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

      Common Stock par value $0.01 per share — 10,022,000 shares as of May 6, 2002.

FORWARD LOOKING STATEMENTS

      Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Team Health, Inc. (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

      The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company.

      The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2002

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TEAM HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,943	$70,183
Accounts receivable, net	128,721	119,776
Prepaid expenses and other current assets	6,175	7,732
Income tax receivable	567	8,721

Total current assets	188,406	206,412
Property and equipment, net	18,968	18,806
Intangibles, net	22,678	19,490
Goodwill	33,346	24,202
Deferred income taxes	75,386	76,374
Other	16,011	16,159

	$354,795	$361,443

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,824	$12,758
Accrued compensation and physician payable	47,796	49,521
Other accrued liabilities	7,401	11,068
Income taxes payable	1,622	—
Current maturities of long-term debt	20,462	24,211
Deferred income taxes	3,673	4,815

Total current liabilities	92,778	102,373
Long-term debt, less current maturities	190,400	193,089
Other non-current liabilities	35,165	34,892
Mandatory redeemable preferred stock	134,004	130,779
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized, 10,022 and 10,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	100	100
Additional paid in capital	49	—
Retained earnings (deficit)	(97,701)	(99,571)
Accumulated other comprehensive loss	—	(219)

	$354,795	$361,443

See accompanying notes to financial statements.

TEAM HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Fee for service revenue	$213,918	$211,112
Contract revenue	42,387	36,745
Other revenue	7,422	2,739

Net revenue	263,727	250,596
Provision for uncollectibles	90,817	92,451

Net revenue less provision for uncollectibles	172,910	158,145
Professional expenses	137,527	125,413

Gross profit	35,383	32,732
General and administrative expenses	17,187	15,289
Management fee and other expenses	138	127
Depreciation and amortization	3,568	3,633
Interest expense, net	5,276	5,818

Earnings before income taxes and cumulative effect of change in accounting principle	9,214	7,865
Income tax expense	3,824	3,185

Earnings before cumulative effect of change in accounting principle	5,390	4,680
Cumulative effect of change in accounting principle, net of taxes of $209	(294)	—

Net earnings	5,096	4,680
Dividends on preferred stock	3,225	2,932

Net earnings available to common stockholders	$1,871	$1,748

See accompanying notes to financial statements.

TEAM HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Operating Activities
Net earnings	$5,096	$4,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,568	3,633
Amortization of deferred financing cost	478	460
Provision for uncollectibles	90,817	92,451
Deferred income taxes	(91)	1,376
Loss on sale of equipment	35	15
Cumulative effect of change in accounting principle	294	—
Equity in joint venture income	(124)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(99,761)	(90,590)
Prepaid expenses and other current assets	328	(2,365)
Income tax receivable	9,775	7,476
Accounts payable	(934)	(79)
Accrued compensation and physician payable	(2,674)	(297)
Other accrued liabilities	(3,568)	(3,732)
Professional liability reserves	1,422	1,259

Net cash provided by operating activities	4,661	14,114
Investing Activities
Purchases of property and equipment	(2,188)	(1,831)
Cash paid for acquisitions, net	(13,742)	(7,834)
Purchase of investments	—	(257)
Other investing activities	425	71

Net cash used in investing activities	(15,505)	(9,851)
Financing Activities
Payments on notes payable	(6,438)	(2,426)
Payment of deferred financing costs	(7)	—
Proceeds from sales of common stock	49	—

Net cash used in financing activities	(6,396)	(2,426)

Net increase (decrease) in cash	(17,240)	1,837
Cash and cash equivalents, beginning of period	70,183	55,404

Cash and cash equivalents, end of period	$52,943	$57,241

Interest paid	$8,147	$9,387

Taxes paid	$347	$192

See accompanying notes to financial statements.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of Team Health, Inc. (the “Company”) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2001 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K.

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2.     Implementation of New Accounting Standard

      Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. The Company was required to complete a transitional impairment test of existing goodwill by June 30, 2002. The Company completed its impairment testing of goodwill during the three months ended March 31, 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded at March 31, 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings for the three months ended March 31, 2001, had the nonamortization of goodwill been in effect for such period, would have been an increase in previously reported net earnings of approximately $0.4 million.

      Effective January 1, 2002, the Company adopted SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The implementation of SFAS No. 144 did not have any impact on the Company’s results of operation or financial position.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Intangible Assets

      The following is a summary of intangible assets and related amortization as of March 31, 2002 and December 31, 2001 for intangibles that will continue to be amortized following the implementation of SFAS 142 on January 1, 2002 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

As of March 31, 2002:
Contracts	$36,545	$14,275
Other	685	277

Total	$37,230	$14,552

As of December 31, 2001:
Contracts	$32,035	$12,977
Other	685	253

Total	$32,720	$13,230

Aggregate amortization expense:
For the three months ended March 31, 2002	$1,322
Estimated amortization expense:
For the year ended December 31, 2002	$5,290
For the year ended December 31, 2003	5,257
For the year ended December 31, 2004	5,212
For the year ended December 31, 2005	3,987
For the year ended December 31, 2006	1,834

      During the three months ended March 31, 2002, the Company recorded an additional $9.7 million of goodwill and $4.5 million of contract intangibles as a result of its acquisitions during the period and contingent acquisition payments made for previous acquisitions. The $4.5 million of contract intangibles will be amortized over their estimated life of seven years.

Note 4.     Acquisitions

      Effective January 1, 2002, the Company completed the acquisition of certain of the assets and related business operations of two businesses. The operations acquired include those of L&S Medical Management, Inc. (“L&S”) and a pediatric services business. L&S provides billing and other management services on a management fee basis to anesthesiologist practices, principally in the Southeastern portion of the United States. As of January 1, 2002, L&S provided services under 18 anesthesia related contracts. The pediatric services operation provides evenings and weekend pediatric urgent care and non-trauma emergency practice services at three locations in Florida. The pediatric services provided are billed by the Company on a fee-for-service basis.

      The assets and operations of L&S were acquired for $6.4 million in cash and the Company may have to make up to $3.9 million in future contingent payments for the existing L&S contracts as of December 31, 2001. In addition, the Company has agreed to pay the owners of L&S, as additional purchase price consideration, a multiple of earnings before interest, taxes and depreciation and amortization for certain potential new contract locations identified at the date of closing. The additional amount(s) of purchase price will only be paid if the owners of L&S are successful in the completion of their marketing efforts as evidenced by such locations having entered into contracts for services within specified time frames following Decem-

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ber 31, 2001. The additional purchase price, if any, for such subsequent contracts is not able to be estimated at this time.

      The assets and operations of the three pediatric services locations were acquired for $4.7 million in cash. The Company may have to make up to $3.2 million in future contingent payments for the existing business operations if targeted future earnings levels are achieved.

      The pro forma effect of the acquisitions on the Company’s results of operations for the periods prior to their acquisition was not significant.

Note 5.     Pending Acquisition and Refinancing

      On March 29, 2002, the Company signed a definitive purchase agreement to acquire all the operations of Spectrum Health Resources (“SHR”), a provider of physician and other professional medical staffing to military treatment facilities. The agreement provided for the Company to acquire the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company’s outstanding debt for cash of $147.0 million plus an adjustment for changes in certain components of SHR’s net working capital through the date of closing. The transaction subsequently closed on May 1, 2002 (see Subsequent Event discussion below). The results of SHR’s operations will be included with those of the Company from the date of closing of the transaction. The Company as of this date has not completed a definitive valuation and allocation of the purchase price consideration to the individual net assets being acquired. A significant portion of the purchase price will be allocable to intangibles, the amortization of which will not be deductible for tax purposes.

      SHR is the leading provider of permanent healthcare staffing services to military healthcare facilities. The acquisition of SHR, which provides services similar to the existing physician staffing operations of the Company, significantly diversifies the Company’s base of business by providing an entry into a portion of the healthcare staffing market not presently served by the Company.

      In conjunction with the acquisition of SHR, the Company on March 28, 2002, entered into a commitment with two banks, whereby they have agreed to underwrite $300 million of new senior credit facilities for the Company. The new senior credit facilities will consist of $225 million of term debt and a $75 million revolving credit line. The new facilities, in addition to providing financing for the acquisition price of SHR, will be used to refinance the Company’s outstanding senior term loans in the amount of $110.9 million at March 31, 2002.

Note 6.     Subsequent Events

      On May 1, 2002, the Company’s acquisition of SHR was completed. The purchase price of SHR of $147.0 million (before transaction costs) is subject to adjustment during the 90-day period subsequent to April 30, 2002 for actual net working capital at April 30, 2002.

      On May 1, 2002, the Company executed a new financing agreement that provides for the following senior credit facilities:

•	$75 million Senior Secured Revolving Credit Facility

•	$75 million Senior Secured Term Loan A

•	$150 million Senior Secured Term Loan B

      The $225 million in proceeds from the new term loans, along with the use of $39.9 million of existing cash balances, were used to fund the acquisition of SHR and to retire the Company’s outstanding loan balances as of April 30, 2002 under its previous senior credit facility. The Company’s new $75 million revolving credit facility was unused as of the acquisition closing date.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts outstanding for the first six months of the agreement are equal to either the eurodollar rate plus 2.75% or the agent bank’s base rate plus .75%. Thereafter, the revolver and Term Loan A interest rates are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), both as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank’s base rate plus 1.25%.

      The Company is obligated under the terms of the new senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements covering at least 50% of all funded debt, as defined, of the Company. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement.

      Any amounts outstanding under the revolver and the $75 million Term Loan A are due five years from the date of the senior credit agreement and will be payable in 19 quarterly installments. The $150 million Term Loan B is due six and one-half years from the date of the senior credit agreement and is payable in annual installments. The annual amounts of Term Loan A and B repayable from the draw down date of the new senior credit agreement (May 1, 2002) are as follows:

Year	Term Loan A	Term Loan B

1	$6,750,000	$1,500,000
2	12,500,000	1,500,000
3	15,500,000	1,500,000
4	20,000,000	1,500,000
5	20,250,000	1,500,000
6	—	67,500,000
6.5	—	75,000,000

Total	$75,000,000	$150,000,000

      The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the new senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow,” as defined in the agreement.

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

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Healthcare Regulatory Matters

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies will conduct inquiries and audits of the Company’s practices. It is the Company’s current practice and future intent to cooperate fully with such inquiries.

      In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is the Company’s current practice and future intent to comply with such laws and regulations.

Contingent Acquisition Payments

      As of March 31, 2002, the Company may have to pay up to $9.8 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2002. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

Note 8.     Comprehensive Earnings

      The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months
	Ended March 31,

	2002	2001

Net earnings available to common shareholders	$1,871	$1,748
Cumulative effect of change in accounting principle — fair value of interest rate swaps	—	54
Net change in fair value of interest rate swaps	219	(364)

Other comprehensive income (loss)	219	(310)

Comprehensive earnings	$2,090	$1,438

      Accumulated other comprehensive loss, net of related taxes, was $0 at March 31, 2002 and approximately $0.3 million at March 31, 2001 relating to the fair value of interest rate swaps. The interest rate swaps expired on March 13, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, with 354 hospital contracts in 31 states. Since our inception, we have focused primarily on providing outsourced services to hospital

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

emergency departments and urgent care centers, which accounts for the majority of our net revenue. Our regional operating model includes comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other hospital departments. We provide a full range of physician staffing and administrative services.

      The Company generally targets larger hospitals with high volume emergency departments (more than 15,000 patient visits per year), where we believe we can generate attractive margins, establish stable long-term relationships, obtain attractive payor mixes and recruit and retain high quality physicians.

      The following discussion provides an assessment of the Company’s results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document. The Company has disclosed its critical accounting policies in its 2001 annual report on Form 10K. There have been no changes to these critical accounting policies or their application during the three months ended. March 31, 2002.

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

	Three Months
	Ended March 31,

	2002	2001

Fee for service revenue	123.7%	133.5%
Contract revenue	24.5	23.2
Other revenue	4.3	1.8
Net revenue	152.5	158.5
Provision for uncollectibles	52.5	58.5
Net revenue less provision for uncollectibles	100.0	100.0
Professional expenses	79.5	79.3
Gross profit	20.5	20.7
General and administrative expenses	9.9	9.7
Management fee and other expenses	0.1	0.1
Depreciation and amortization	2.1	2.3
Interest expense, net	3.1	3.6
Income tax expense	2.2	2.0
Cumulative effect of change in accounting principle, net of tax	0.2	—
Net earnings	2.9	3.0
Dividends on preferred stock	1.8	1.9
Net earnings available to common stockholders	1.1	1.1

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended March 31,

	2002	2001

Other Financial Data
EBITDA(1)	10.5	11.0
Net cash provided by (used in):
Operating activities	2.7	8.9
Investing activities	(9.0)	(6.2)
Financing activities	(3.7)	(1.5)

(1)	See the following section for a discussion of how we calculated EBITDA and of the significance of EBITDA.

     Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Net Revenues. Net revenues for the three months ended March 31, 2002 increased $13.1 million, or 5.2%, to $263.7 million from $250.6 million for the three months ended March 31, 2001. The increase in net revenues of $13.1 million included an increase of $2.8 million in fee-for-service revenue, $5.6 million in contract revenue and $4.7 million in other revenue. For the three month periods ended March 31, 2002 and 2001, fee-for-service revenue was 81.1% of net revenue in 2002 compared to 84.2% in 2001, contract revenue was 16.1% of net revenue in 2002 compared to 14.7% in 2001 and other revenue was 2.8% of net revenue in 2002 compared to 1.1% in 2001.

      Provision for Uncollectibles. The provision for uncollectibles was $90.8 million for the three months ended March 31, 2002 compared to $92.5 million for the three months ended March 31, 2001, a decrease of $1.7 million or 1.8%. As a percentage of net revenue the provision for uncollectibles was 34.4% for the three months ended March 31, 2002 compared to 36.9% for the three months ended March 31, 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. During the fourth quarter of 2001, the Company revised its estimate of the allocation of deductions from net revenues for contractual allowances and uncollectibles. The adjustment had the effect of reducing the 2001 full year provision for uncollectibles in the fourth quarter of 2001 from the amounts provided in the first nine months of 2001, with an offsetting adjustment to contractual allowances. The estimate of the Company’s provision for uncollectibles for the first three months of 2002 is consistent with the calculation methodology used for the fourth quarter of 2001. The Company believes that the revised estimating methodology results in a better allocation of deductions between contractual allowances and provisions for uncollectibles.

      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended March 31, 2002 increased $14.8 million, or 9.3%, to $172.9 million from $158.1 million for the corresponding three months in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $11.0 million or 7.7%, to $154.3 million during 2002 from $143.3 million during 2001. The increase in same contract revenue of 7.7% includes the effects of both an increased number of patient visits and higher estimated net collections per visit between periods. An increase in same contract emergency department visits of approximately 3.5% was partially offset by net decreases in patient visits in other physician specialties. Estimated net collections per visit increased approximately 4% in the three months ended March 31, 2002 compared to the prior period. Beginning January 1, 2002, the Company’s reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in the three months ended March 31, 2002 was $2.3 million. Acquisitions contributed $4.6 million and new contracts obtained

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through internal sales contributed $10.7 million of the increase. The increases noted above were partially offset by $11.5 million of revenue derived from contracts that terminated during the periods.

      Professional Expenses. Professional expenses for the three months ended March 31, 2002 were $137.5 million compared to $125.4 million for the three months ended March 31, 2001, an increase of $12.1 million or 9.7%. As a percentage of net revenue less provision for uncollectibles, professional expenses were 79.5% for the three months ended March 31, 2002 compared to 79.3% for the three months ended March 31, 2001. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $10.0 million, or 8.4% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of medical licensed practitioners in 2002 in an effort to improve emergency department productivity to help offset the effects of hospital nursing shortages and increased emergency department volumes. Malpractice expense was $8.0 million for the three months ended March 31, 2002 compared with $5.9 million for the three months March 31, 2001, resulting in an increase between years of $2.1 million or 35.6%. The Company renewed its malpractice insurance coverage effective March 12, 2001 and the increased premium level reflects a “hardening” of the insurance market for such coverage.

      Gross Profit. Gross profit increased to $35.4 million for the three months ended March 31, 2002 from $32.7 million for the corresponding quarter in 2001. The increase in gross profit is attributable to the effect of acquisitions as gross profit from existing operations remained stable between periods. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 20.5% for the three months ended March 31, 2002 compared to 20.7% for the three months ended March 31, 2001 due to the factors described above.

      General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2002 increased to $17.2 million from $15.3 million for the three months ended March 31, 2001, for an increase of $1.9 million, or 12.4% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.9% for the three months ended March 31, 2002 compared to 9.7% for the three months ended March 31, 2001. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $1.6 million which was 10.3% of the increase between periods. The remaining net increase of 2.1% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods offset by lower external consulting costs between periods.

      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.1 million for the three months ended March 31, 2002 and 2001, respectively.

      Depreciation and Amortization. Depreciation and amortization was $3.6 million for the three months ended March 31, 2002 and 2001, respectively. Depreciation increased by $0.3 million between periods while amortization expense decreased by $0.3 million between periods. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense decreased $0.3 million between periods due to no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $0.4 million for the three months ended March 31, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, offset by additional amortization expense principally due to contingent acquisition payments made during 2001 and 2002.

      Net Interest Expense. Net interest expense decreased $0.5 million to $5.3 million for the three months ended March 31, 2002 compared to $5.8 million for the corresponding quarter in 2001. The decrease in net interest expense is principally due to reductions in outstanding debt due to principal repayments and lower interest rates on floating rate debt obligations between periods, partially offset by lower interest income on investments also due to lower interest rates between periods.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2002 was $9.2 million compared to $7.9 million for the three months ended March 31, 2001.

      Income Tax Expense. Income tax expense for the three months ended March 31, 2002 was $3.8 million compared to $3.2 million for the three months ended March 31, 2001. The increase in income tax expense for the three months ended March 31, 2002 over the same period in 2001 was due to the increased level of earnings before income taxes in 2002.

      Earnings before Cumulative Effect of Change in Accounting Principle, Net of Taxes. Earnings before cumulative effect of change in accounting principle, net of taxes, for the three months ended March 31, 2002, was $5.4 million compared to $4.7 million for the three months ended March 31, 2001.

      Cumulative Effect of Change in Accounting Principle. In connection with implementing SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, the Company completed a transitional impairment test of existing goodwill and concluded that a portion of its goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($.3 million net of taxes) was recorded as the cumulative effect of a change in accounting principle during the three months ended March 31, 2002.

      Net Earnings. Net earnings for the three months ended March 31, 2002 were $5.1 million compared to net earnings of $4.7 million for the three months ended March 31, 2001.

      Dividends on Preferred Stock. The Company accrued $3.2 million and $2.9 million of dividends for the three months ended March 31, 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

      EBITDA. EBITDA for the three months ended March 31, 2002 was $18.2 million compared to $17.4 million for the three months ended March 31, 2001.

      EBITDA represents earnings before income taxes plus depreciation and amortization, net interest expense and what we consider non-operational or non-cash charges such as management fees and other expenses. This definition is consistent with that of our credit agreement. We have included information concerning EBITDA because we believe that EBITDA is commonly used as providing useful information regarding a company’s ability to service and/or incur debt. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating earnings as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and is not indicative of operating earnings or cash flow from operations as determined under GAAP. We understand that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Liquidity and Capital Resources

      The Company’s principal uses of cash are to meet working capital requirements, debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations during the past two years have been sufficient to meet the Company’s cash requirements. The Company as of March 31, 2002 had cash and cash equivalents of approximately $52.9 million and a revolving credit facility borrowing availability of $49.5 million.

      Cash provided by operating activities in the first quarter of 2002 and 2001 was $4.7 million and $14.1 million, respectively. The decrease in cash provided by operating activities between periods is principally due to an increase in accounts receivable and a decrease in accrued compensation resulting from the effects of the timing of receipts and disbursements at March 31, 2002 and the impact of rate increases between periods.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has made scheduled debt maturity payments of $6.4 million in the first quarter of 2002 and $2.4 million during the corresponding period in 2001 in accordance with the term loan facilities.

      The Company spent $2.2 million in the first quarter of 2002 and $1.8 million in the first quarter 2001 on capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

      The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisitions in many cases include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $13.7 million during the first quarter 2002 and $7.8 million in the corresponding period in 2001. Future contingent payment obligations are approximately $9.8 million as of March 31, 2002.

      During the first quarter of 2002 and 2001, the Company’s cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

      The Company in March 2001 renewed its professional liability insurance, which provides coverage for potential liabilities on a “claims-made” basis. The coverage is in effect for a two-year period through March 12, 2003. The Company’s options for continued coverage beyond March 12, 2003 for claims incurred but not reported before that date include the option of exercising a “tail” policy, which would cover such potential claims. The cost of such tail policy is approximately $30.0 million and, if exercised, would be payable in March 2003. At this time, we have not yet determined if we will exercise our option to purchase this “tail” policy.

      Subsequent to March 31, 2002, the Company completed the funding of an acquisition for a cash purchase price of approximately $147.0 million (before acquisition costs and potential adjustment for changes in net working capital through April 30, 2002). To fund the acquisition and to refinance $110.9 million of borrowings outstanding under its senior credit facility agreement in effect on March 31, 2002, the Company entered into a new credit facility agreement effective May 1, 2002. The new senior credit facility provides for up to $75 million of borrowings under a senior revolving credit facility and provided $225 million of new term loans. Borrowings outstanding under the new senior credit facility mature in various years with a final maturity date of October 31, 2008.

      The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts outstanding for the first six months of the new agreement are equal to the eurodollar rate plus 2.75% or the agent bank’s base rate plus .75%. Thereafter, the revolver and Term Loan A interest rates are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), both as defined in the senior credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank’s base rate plus 1.25%.

      Any amounts outstanding under the senior revolving credit line and the $75 million Term Loan A are due five years from the date of the senior credit agreement and will be payable in 19 quarterly installments. The $150 million Term Loan B is due six and one-half years from the date of the senior credit agreement and is

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in annual installments. The annual amounts of Term Loan A and B repayable from the draw down date of the new senior credit agreement (May 1, 2002) are as follows:

Year	Term Loan A	Term Loan B

1	$6,750,000	$1,500,000
2	12,500,000	1,500,000
3	15,500,000	1,500,000
4	20,000,000	1,500,000
5	20,250,000	1,500,000
6	—	67,500,000
6.5	—	75,000,000

Total	$75,000,000	$150,000,000

      The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the new senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow,” as defined in the agreement.

      The Company believes that its cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under its new senior revolving credit facility.

Inflation

      We do not believe that inflation has had a material impact on our financial position or results of operations.

Seasonality

      Historically, the Company’s revenues and operating results have reflected minimal seasonal variations due to the geographic diversification of the contract base.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities.

      At March 31, 2002, the fair value of the Company’s total debt, which has a carrying value of approximately $210.9 million, was approximately $222.9 million. The Company had $110.9 million of variable debt outstanding at March 31, 2002.

      Subsequent to March 31, 2002, in conjunction with entering into a new $300 million senior credit facility on May 1, 2002, to refinance its existing senior debt and to finance the acquisition of SHR effective May 1, 2002, the Company had $225.0 million of new variable rate senior debt outstanding.

      The Company is obligated under the terms of the new senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements covering at least 50% of all

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded debt, as defined, of the Company. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement.

      If the market interest rates for such new senior term borrowings averaged 1% more during the initial twelve months following their incurrence on May 1, 2002, the Company’s interest expense would increase, and earnings before income taxes would decrease, by approximately $2.3 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

PART 2.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Team Health is a party to various pending legal actions arising in the ordinary operation of its business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. Team Health does not believe that the results of such legal actions, individually or in the aggregate, will have a material adverse effect on the Company’s business or its results of operations, cash flows or financial condition.

      See note 7 to the financial statements for a description of legal actions to which we are party.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Other Reports

      Exhibit 3.98 Articles of Incorporation of After Hours Pediatric Practices, Inc.

      Exhibit 3.99 Bylaws of After Hours Pediatric Practices, Inc.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on May 6, 2002.

TEAM HEALTH, INC.

/s/H. LYNN MASSINGALE

H. Lynn Massingale,
Chief Executive Officer

/s/ROBERT J. ABRAMOWSKI

Robert J. Abramowski
Executive Vice President Finance & Administration

/s/DAVID P. JONES

David P. Jones
Chief Financial Officer