Form 10-Q
period 2002-06-30
TEAM HEALTH INC
filed 2002-08-12
CIK 1086795

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER 333-80337

                             ---------------------

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

     Common Stock par value $0.01 per share -- 10,067,513 shares as of August 8, 2002.

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

                               TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE SIX MONTHS
                              ENDED JUNE 30, 2002

                                                                          PAGE
                                                                          ----
Part 1.  Financial Information

  Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheets -- June 30, 2002 and December
            31, 2001....................................................    3
            Consolidated Statements of Operations -- Three months ended
            June 30, 2002 and 2001......................................    4
            Consolidated Statements of Operations -- Six months ended
            June 30, 2002 and 2001......................................    5
            Consolidated Statements of Cash Flows -- Six months ended
            June 30, 2002 and 2001......................................    6
            Notes to Consolidated Financial Statements..................    7

  Item 2.   Management's Discussion and Analysis of Financial Condition    14
            and Results of Operations...................................

  Item 3.   Quantitative and Qualitative Disclosures of Market Risk.....   21

Part 2.  Other Information

  Item 1.   Legal Proceedings...........................................   22

  Item 2.   Changes in Securities and Use of Proceeds...................   22

  Item 3.   Defaults upon Senior Securities.............................   22

  Item 4.   Submission of Matters to a Vote of Security Holders.........   22

  Item 5.   Other Information...........................................   22

  Item 6.   Exhibits and Other Reports..................................   22

  Signatures............................................................   24

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 22,479       $ 70,183
  Accounts receivable, net..................................    153,129        119,776
  Prepaid expenses and other current assets.................     11,890          7,732
  Income tax receivable.....................................      5,871          8,721
                                                               --------       --------
Total current assets........................................    193,369        206,412
Property and equipment, net.................................     19,808         18,806
Intangibles, net............................................     33,010         19,490
Goodwill....................................................    156,383         24,202
Deferred income taxes.......................................     73,142         76,374
Other.......................................................     18,618         16,159
                                                               --------       --------
                                                               $494,330       $361,443
                                                               ========       ========
                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $ 14,438       $ 12,758
  Accrued compensation and physician payable................     58,548         49,521
  Other accrued liabilities.................................     13,623         11,068
  Current maturities of long-term debt......................      8,250         24,211
  Deferred income taxes.....................................      4,039          4,815
                                                               --------       --------
Total current liabilities...................................     98,898        102,373
Long-term debt, less current maturities.....................    316,750        193,089
Other non-current liabilities...............................     38,809         34,892
Mandatory redeemable preferred stock........................    137,787        130,779
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,068 and 10,000 shares issued and outstanding at June
  30, 2002 and December 31, 2001, respectively..............        101            100
Additional paid in capital..................................        644             --
Retained earnings (deficit).................................    (98,659)       (99,571)
Accumulated other comprehensive loss........................         --           (219)
                                                               --------       --------
                                                               $494,330       $361,443
                                                               ========       ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Fee for service revenue.....................................  $217,571   $212,472
Contract revenue............................................    70,341     40,334
Other revenue...............................................     7,399      3,345
                                                              --------   --------
  Net revenue...............................................   295,311    256,151
Provision for uncollectibles................................    91,256     91,592
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   204,055    164,559
Professional expenses.......................................   164,935    130,916
                                                              --------   --------
  Gross profit..............................................    39,120     33,643
General and administrative expenses.........................    19,787     15,398
Management fee and other expenses...........................       124         50
Impairment of intangibles...................................        --      4,137
Depreciation and amortization...............................     5,019      3,772
Interest expense, net.......................................     5,889      5,790
                                                              --------   --------
  Earnings before income taxes and extraordinary loss.......     8,301      4,496
Income tax expense..........................................     3,958      1,821
                                                              --------   --------
  Earnings before extraordinary loss........................     4,343      2,675
Extraordinary loss on refinancing, net of income tax benefit
  of $1,373.................................................    (2,016)        --
                                                              --------   --------
Net earnings................................................     2,327      2,675
Dividends on preferred stock................................     3,286      2,964
                                                              --------   --------
  Net loss attributable to common stockholders..............  $   (959)  $   (289)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Fee for service revenue.....................................  $431,489   $423,584
Contract revenue............................................   112,729     77,079
Other revenue...............................................    14,820      6,084
                                                              --------   --------
  Net revenue...............................................   559,038    506,747
Provision for uncollectibles................................   182,073    184,043
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   376,965    322,704
Professional expenses.......................................   302,462    256,329
                                                              --------   --------
  Gross profit..............................................    74,503     66,375
General and administrative expenses.........................    36,973     30,687
Management fee and other expenses...........................       262        177
Impairment of intangibles...................................        --      4,137
Depreciation and amortization...............................     8,587      7,405
Interest expense, net.......................................    11,165     11,608
                                                              --------   --------
  Earnings before income taxes, extraordinary item and
     cumulative effect of change in accounting principle....    17,516     12,361
Income tax expense..........................................     7,783      5,006
                                                              --------   --------
  Earnings before extraordinary item and cumulative effect
     of change in accounting principle......................     9,733      7,355
Extraordinary loss on refinancing, net of income tax benefit
  of $1,373.................................................    (2,016)        --
Cumulative effect of change in accounting principle, net of
  income tax benefit of $209................................      (294)        --
                                                              --------   --------
Net earnings................................................     7,423      7,355
Dividends on preferred stock................................     6,511      5,896
                                                              --------   --------
  Net earnings available to common stockholders.............  $    912   $  1,459
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net earnings................................................  $   7,423   $   7,355
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................      8,587       7,405
  Amortization of deferred financing cost...................        871         919
  Provision for uncollectibles..............................    182,073     184,043
  Impairment of intangibles.................................         --       4,137
  Deferred income taxes.....................................      6,626      (5,802)
  Loss on sale of equipment.................................         44          15
  Extraordinary loss........................................      2,016          --
  Cumulative effect of change in accounting principle.......        294          --
  Equity in joint venture income............................       (232)       (402)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (191,862)   (181,090)
  Prepaid expenses and other current assets.................     (3,913)     (1,734)
  Income tax receivable.....................................      3,000      12,545
  Accounts payable..........................................     (2,592)     (4,195)
  Accrued compensation and physician payable................     (2,940)      1,986
  Other accrued liabilities.................................      1,767      (1,210)
  Professional liability reserves...........................      2,895       2,682
                                                              ---------   ---------
Net cash provided by operating activities...................     14,057      26,654
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (4,898)     (2,658)
Cash paid for acquisitions, net.............................   (161,630)     (8,154)
Purchase of investments.....................................     (1,046)       (566)
Other investing activities..................................      1,344          86
                                                              ---------   ---------
Net cash used in investing activities.......................   (166,230)    (11,292)
FINANCING ACTIVITIES
Payments on notes payable...................................   (117,300)     (8,540)
Proceeds from notes payable.................................    225,000          --
Payment of deferred financing costs.........................     (5,145)        (20)
Proceeds from sales of common stock.........................        644          --
Proceeds from sales of preferred stock......................      1,270          --
                                                              ---------   ---------
Net cash used in financing activities.......................    104,469      (8,560)
                                                              ---------   ---------
Net increase (decrease) in cash.............................    (47,704)      6,802
Cash and cash equivalents, beginning of period..............     70,183      55,404
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  22,479   $  62,206
                                                              =========   =========
Interest paid...............................................  $  10,109   $  12,567
                                                              =========   =========
Taxes paid..................................................  $   6,175   $   4,155
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2001 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. The Company completed its required impairment testing of goodwill during the three months ended March 31, 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded at March 31, 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings for the three months and six months ended June 30, 2001, had the nonamortization of goodwill been in effect for such periods, would have been an increase in previously reported net earnings of approximately $0.3 million and $0.6 million, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The implementation of SFAS No. 144 did not have any impact on the Company's results of operation or financial position.

                               TEAM HEALTH, INC.

NOTE 3.  INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of June 30, 2002 and December 31, 2001 for intangibles that continue to be amortized following the implementation of SFAS 142 on January 1, 2002 (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of June 30, 2002:
  Contracts................................................     $49,138         $16,511
  Other....................................................         685             302
                                                                -------         -------
     Total.................................................     $49,823         $16,813
                                                                =======         =======
As of December 31, 2001:
  Contracts................................................     $32,035         $12,977
  Other....................................................         685             253
                                                                -------         -------
     Total.................................................     $32,720         $13,230
                                                                =======         =======
Aggregate amortization expense:
  For the three months ended June 30, 2002.................     $ 2,617
                                                                =======
  For the six months ended June 30, 2002...................     $ 3,961
                                                                =======
Estimated amortization expense
  For the year ended December 31, 2002.....................     $10,470
  For the year ended December 31, 2003.....................      13,046
  For the year ended December 31, 2004.....................       5,270
  For the year ended December 31, 2005.....................       4,051
  For the year ended December 31, 2006.....................       1,887

     During the three and six months ended June 30, 2002, the Company recorded an additional $123.0 million and $132.2 million of goodwill and $12.6 million and $17.1 million, respectively, of contract intangibles as a result of its acquisitions during the periods and contingent acquisition payments made for previous acquisitions. Contract intangibles are being amortized over their estimated lives which range from approximately twenty months to seven years.

NOTE 4.  ACQUISITIONS

     On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR"), a provider of physician and other professional medical staffing to military treatment facilities. The agreement provided for the Company to acquire the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company's outstanding debt for cash of $147.0 million. The purchase price of SHR of $147.0 million (before transaction costs) was also subject to

                               TEAM HEALTH, INC.

adjustment during the 90-day period subsequent to April 30, 2002 for actual net working capital at April 30, 2002. The following is a summary of the transaction as of June 30, 2002 (in thousands):

Acquisition Costs:
Stock purchase price........................................  $ 77,927
Repayment of assumed debt...................................    62,150
Purchase from a third party of a note receivable due from
  the parent of SHR.........................................     6,951
Transaction costs...........................................     1,066
Estimated working capital adjustment........................    (1,321)
                                                              --------
                                                              $146,773
                                                              ========
Allocation of Purchase Price:
Current assets..............................................  $ 28,583
Property and equipment......................................       513
Intangibles.................................................    12,950
Goodwill....................................................   122,956
Deferred income taxes.......................................       907
Other assets................................................     1,101
                                                              --------
                                                               167,010
Less -- liabilities assumed.................................    20,237
                                                              --------
                                                              $146,773
                                                              ========

     The results of SHR's operations have been included with those of the Company since May 1, 2002. The portion of the purchase price allocated to intangibles and goodwill will not be deductible for tax purposes. The portion of the purchase price allocated to intangibles will be amortized over their estimated life of twenty months.

     SHR is the leading provider of permanent healthcare staffing services to military healthcare facilities. The acquisition of SHR, which provides services similar to the existing staffing operations of the Company, significantly expands the Company's base of business by providing an entry into a portion of the healthcare staffing market not presently served by the Company.

     The Company's three equity sponsors control a majority of the Company's voting common stock. Those three equity sponsors were also controlling equity investors in SHR prior to and at the time of entering into the definitive purchase agreement. Prior to negotiating the final purchase price and entering into the definitive purchase agreement to acquire SHR, the Board of Directors took the following steps:

          1. The Board of Directors appointed a Special Committee, consisting of three Directors who are not affiliated with the equity sponsors. The Special Committee was authorized to (i) consider, negotiate and approve the acquisition of SHR, (ii) retain such legal counsel and advisers and consultants as they deem appropriate, (iii) consider, negotiate and approve the terms of any financing related to the transaction, and (iv) expend any funds in furtherance of the duties granted to it. The final authority to approve the acquisition and financing rested with the full Board of Directors, but the Board of Directors could not approve any transaction not recommended by the Special Committee.

          2. Two of the three equity sponsors along with the Company's management members assisted the Special Committee in the evaluations and negotiations of the transaction on behalf of the Company. The largest common equity sponsor in SHR and the Company represented SHR in its evaluation and negotiation of the transaction.

                               TEAM HEALTH, INC.

          3. The Special Committee obtained an opinion by the investment banking firm of SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., that the purchase price paid for SHR was fair from a financial point of view to the equity holders of the Company as well as its bond holders.

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

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions noted above had taken place as of January 1, 2002 and 2001, respectively (in thousands):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net revenues less provision................  $219,097   $204,246   $434,513   $401,172
Earnings before extraordinary item and
  cumulative effect of accounting change...     4,647      1,831     10,447      5,862
Net earnings...............................     2,631      1,831      8,137      5,862

     The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred as of January 1, 2002 and 2001, respectively.

NOTE 5.  REFINANCING OF BANK DEBT

     On May 1, 2002, in conjunction with the acquisition of SHR, the Company entered into a new senior credit facility agreement with a group of banks. The new senior credit facilities were to refinance the Company's outstanding bank term loans and to provide for a new revolving credit facility. The new senior credit facilities consist of the following:

     - $75 million Senior Secured Revolving Credit Facility

     - $75 million Senior Secured Term Loan A

     - $150 million Senior Secured Term Loan B

                               TEAM HEALTH, INC.

     The $225 million in proceeds from the new term loans, along with the use of $39.9 million of existing cash balances, were used to fund the acquisition of SHR (prior to transaction costs and adjustments for net working capital) and to retire the Company's outstanding loan balances as of April 30, 2002 under its previous senior credit facility. The Company's new $75 million revolving credit facility was unused as of the acquisition closing date.

     The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts outstanding for the first six months of the agreement are equal to either the eurodollar rate plus 2.75% or the agent bank's base rate plus .75%. Thereafter, the revolver and Term Loan A interest rates are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), both as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank's base rate plus 1.25%.

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

YEAR                                                        TERM LOAN A   TERM LOAN B
----                                                        -----------   ------------
1.........................................................  $ 6,750,000   $  1,500,000
2.........................................................   12,500,000      1,500,000
3.........................................................   15,500,000      1,500,000
4.........................................................   20,000,000      1,500,000
5.........................................................   20,250,000      1,500,000
6.........................................................           --     67,500,000
6.5.......................................................           --     75,000,000
                                                            -----------   ------------
Total.....................................................  $75,000,000   $150,000,000
                                                            ===========   ============

     The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the new senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement.

     Long-term debt as of June 30, 2002 consists of the following (in thousands):

Term Loan Facility..........................................   $225,000
12% Senior Subordinated Notes...............................    100,000
                                                               --------
                                                                325,000
Less current portion........................................      8,250
                                                               --------
                                                               $316,750
                                                               ========

     The interest rates at June 30, 2002 were 4.88% and 5.34% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2002. No funds have been borrowed under the revolving credit facility as of June 30, 2002, but the Company has $1.2 million of standby letters of credit outstanding against the revolving credit facility commitment.

                               TEAM HEALTH, INC.

     The Company was obligated under the terms of the new senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements covering at least 50% of all funded debt, as defined, of the Company. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On July 3, 2002, the Company entered into forward swap agreement effective November 7, 2002 that effectively converts the interest rate on $62,500,000 of variable rate bank debt to a fixed rate of 3.86% through April 30, 2005.

     In conjunction with entering into the new senior credit facilities, the Company recognized an extraordinary loss relating to the write-off of capitalized financing costs on its previously outstanding bank debt of approximately $2.0 million ($3.4 million net of related income tax benefit of $1.4 million).

NOTE 6.  CONTINGENCIES

LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as professional liability actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of related reserves, and such liabilities, if incurred, should not have a significant negative effect on the results of operations and financial condition of our Company. Moreover, in connection with the recapitalization of the Company in 1999, subject to certain limitations, the Company's previous owner, MedPartners, and related entities, have jointly and severally agreed to indemnify us against certain losses relating to litigation arising out of incidents occurring prior to the recapitalization in 1999 to the extent those losses are not covered by third party insurance. With respect to certain litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, MedPartners agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operations of the Company and its subsidiaries prior to the closing date of the recapitalization transactions for which the Company or any of its subsidiaries or physicians becomes liable.

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

     In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is management's belief that the Company is in substantial compliance in all material respects with such laws and regulations.

CONTINGENT ACQUISITION PAYMENTS

     As of June 30, 2002, the Company may have to pay up to $9.3 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2002. These payments will be made and

                               TEAM HEALTH, INC.

recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

NOTE 7.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                       THREE MONTHS       SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ---------------   ---------------
                                                       2002     2001     2002     2001
                                                      ------   ------   ------   ------
Net earnings available to common shareholders.......  $(959)   $(289)   $  912   $1,459
Cumulative effect of change in accounting
  principle -- fair value of interest rate swaps....     --       --        --       54
Net change in fair value of interest rate swaps.....     --      (54)      219     (418)
                                                      -----    -----    ------   ------
Other comprehensive income (loss)...................     --      (54)      219     (364)
                                                      -----    -----    ------   ------
Comprehensive earnings..............................  $(959)   $(343)   $1,131   $1,095
                                                      =====    =====    ======   ======

     Accumulated other comprehensive loss, net of related taxes, was $0 at June 30, 2002 and approximately $0.4 million at June 30, 2001 relating to the fair value of interest rate swaps. The interest rate swaps expired on March 13, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounts for the majority of our net revenue. Spectrum Healthcare Resources ("SHR"), which was acquired effective May 1, 2002, and also provides outsourced physician staffing and administrative services, is the leading provider of medical staffing to military healthcare facilities. SHR, in addition to providing physician staffing in various specialties, also provides a broad array of non physician health care services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

     Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other health care services, principally within hospital departments and other healthcare treatment facilities.

     The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires us to make estimates and assumptions. A significant portion of the Company's revenue is derived from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's six billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing system as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     The Company's revenue recognition accounting policy along with its other critical accounting policies have been disclosed in its 2001 Annual Report on Form 10K. There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2002.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2002     2001     2002     2001
                                                         ------   ------   ------   ------
Fee for service revenue................................  106.6%   129.1%   114.5%   131.2%
Contract revenue.......................................   34.5     24.5     29.9     23.9
Other revenue..........................................    3.6      2.1      3.9      1.9
Net revenue............................................  144.7    155.7    148.3    157.0
Provision for uncollectibles...........................   44.7     55.7     48.3     57.0
Net revenue less provision for uncollectibles..........  100.0    100.0    100.0    100.0
Professional expenses..................................   80.8     79.6     80.2     79.4
Gross profit...........................................   19.2     20.4     19.8     20.6
General and administrative expenses....................    9.7      9.4      9.8      9.5
Management fee and other expenses......................    0.1       --      0.1      0.1
Impairment of intangibles..............................     --      2.5       --      1.2
Depreciation and amortization..........................    2.5      2.3      2.3      2.3
Interest expense, net..................................    2.9      3.5      3.0      3.6
Income tax expense.....................................    1.9      1.1      2.0      1.6
Earnings before income tax expense, extraordinary item
  and cumulative effect of change in accounting
  principle............................................    2.1      1.6      2.6      2.3
Extraordinary loss on refinancing, net of income tax
  benefit..............................................    1.0       --      0.5       --
Cumulative effect of change in accounting principle,
  net of income tax benefit............................     --       --      0.1       --
Net earnings...........................................    1.1      1.6      2.0      2.3
Dividends on preferred stock...........................    1.6      1.8      1.8      1.8
Net earnings (loss) available to common stockholders...   (0.5)    (0.2)     0.2      0.5

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     Net Revenues. Net revenues for the three months ended June 30, 2002 increased $39.2 million, or 15.3%, to $295.3 million from $256.2 million for the three months ended June 30, 2001. The increase in net revenues of $39.2 million included an increase of $5.1 million in fee-for-service revenue, $30.0 million in contract revenue and $4.1 million in other revenue. For the three month periods ended June 30, 2002 and 2001, fee-for-service revenue was 73.7% of net revenue in 2002 compared to 82.9% in 2001, contract revenue was 23.8% of net revenue in 2002 compared to 15.7% in 2001 and other revenue was 2.5% of net revenue in 2002 compared to 1.3% in 2001. The change in the mix of revenues is principally due to the acquisition of SHR in 2002. SHR derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $91.3 million for the three months ended June 30, 2002 compared to $91.6 million for the three months ended June 30, 2001, a decrease of $0.3 million or 0.4%. As a percentage of net revenue the provision for uncollectibles was 30.9% for the three months ended June 30, 2002 compared to 35.8% for the three months ended June 30, 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in the three months ended June 30, 2002 is the result of the lower mix of fee-for-service revenue within the total revenues of SHR which was acquired on May 1, 2002. During the fourth quarter of 2001, the Company revised its estimate of the allocation of deductions from net revenues for contractual allowances and uncollectibles. The adjustment had the effect of reducing the 2001 full year provision for uncollectibles in the fourth quarter of 2001 from the amounts provided in the first nine months of 2001, with an offsetting adjustment to contractual allowances. The estimate of the Company's provision for uncollectibles for the three months ended June 30, 2002 is consistent with the calculation methodology used for the fourth quarter of 2001. The Company believes that the revised estimating methodology results in a better allocation of deductions between contractual allowances and provisions for uncollectibles.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended June 30, 2002 increased $39.5 million, or 24.0%, to $204.1 million from $164.6 million for the corresponding three months in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $4.1 million or 2.7%, to $154.5 million during 2002 from $150.4 million during 2001. The increase in same contract revenue of 2.7% includes the effects of both increased billing volume and lower estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 4.0% between periods due to an increase in billing volume. The increase in same contract billing volume resulting principally from increased patient visits was partially offset by a decline in the average revenue per billing unit of approximately 1.5% between periods. Beginning January 1, 2002, the Company's reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in the three months ended June 30, 2002 was $2.3 million. In addition, net estimated revenue per billing unit was adversely impacted between periods by a less favorable payor mix. Acquisitions contributed $33.8 million and new contracts obtained through internal sales contributed $10.2 million of the remaining increase. The increases noted above were partially offset by $8.6 million of revenue derived from contracts that terminated during the periods.

     Professional Expenses. Professional expenses for the three months ended June 30, 2002 were $164.9 million compared to $130.9 million for the three months ended June 30, 2001, an increase of $34.0 million or 26.0%. The increase of $34.0 million included $24.4 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional expenses were 80.8% for the three months ended June 30, 2002 compared to 79.6% for the three months ended June 30, 2001. Physician costs, billing and collection expenses and other professional expenses, excluding professional liability expense and the effect of acquisitions, increased $8.0 million, or 6.5% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of medical licensed practitioners in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes. Professional liability expense was $9.8 million for the three months ended June 30, 2002 compared with $7.9 million for the three months ended June 30, 2001, resulting in an increase between years of $1.9 million or 24.5%. The increase in the Company's professional liability expense, in addition to increases resulting from acquisitions ($.3 million), reflects higher premium costs between periods due to a "hardening" of the insurance market for such coverage as well as a provision for claim losses in excess of insurance limits.

     Gross Profit. Gross profit increased to $39.1 million for the three months ended June 30, 2002 from $33.6 million for the corresponding period in 2001. The increase in gross profit is attributable to the effect of acquisitions. Gross profit from steady state operations declined between periods, principally due to the effect of lower net revenues per billing unit and increased professional liability costs. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 19.2% for the three months ended June 30, 2002 compared to 20.4% for the three months ended June 30, 2001 due to the factors described above.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2002 increased to $19.8 million from $15.4 million for the three months ended June 30, 2001, for an increase of $4.4 million, or 28.5% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.7% for the three months ended June 30, 2002 compared to 9.4% for the three months ended June 30, 2001. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $3.9 million resulting in an increase of 25.2% of the 28.5% increase between periods. The remaining net increase of 3.3% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.1 million for the three months ended June 30, 2002 and 2001, respectively.

     Depreciation and Amortization. Depreciation and amortization was $5.0 million for the three months ended June 30, 2002 compared to $3.8 million for the three months ended June 30, 2001, an increase of $1.2 million or 33.1%. Depreciation increased by $0.4 million between periods while amortization expense increased by $0.8 million between periods. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $0.8 million between periods principally due to amortization of intangibles resulting from the acquisition of SHR and contingent acquisition payments made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $0.6 million for the three months ended June 30, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense increased $0.1 million to $5.9 million for the three months ended June 30, 2002 compared to $5.8 million for the corresponding period in 2001. The increase in net interest expense is principally due to an increase in outstanding debt due to the refinancing of bank debt in conjunction with the acquisition of SHR partially offset by lower interest rates between periods.

     Earnings before Income Taxes and Extraordinary Item. Earnings before income taxes and extraordinary item for the three months ended June 30, 2002 were $8.3 million compared to $4.5 million for the three months ended June 30, 2001.

     Income Tax Expense. Income tax expense for the three months ended June 30, 2002 was $4.0 million compared to $1.8 million for the three months ended June 30, 2001. The increase in income tax expense for the three months ended June 30, 2002 over the same period in 2001 was primarily due to the increased level of earnings before income taxes in 2002.

     Earnings before Extraordinary Loss, Net of Taxes. Earnings before extraordinary loss, net of taxes, for the three months ended June 30, 2002, was $4.3 million compared to $2.7 million for the three months ended June 30, 2001.

     Extraordinary Loss. In conjunction with the refinancing of bank debt, the Company incurred a loss of $2.0 million ($3.4 million net of tax benefit of $1.4 million) relating to previously deferred financing costs related to bank debt that was repaid as part of a new bank financing.

     Net Earnings. Net earnings for the three months ended June 30, 2002 were $2.3 million compared to net earnings of $2.7 million for the three months ended June 30, 2001.

     Dividends on Preferred Stock. The Company accrued $3.3 million and $3.0 million of dividends for the three months ended June 30, 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

  SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Net Revenues. Net revenues for the six months ended June 30, 2002 increased $52.3 million, or 10.3%, to $559.0 million from $506.7 million for the six months ended June 30, 2001. The increase in net revenues of $52.3 million included an increase of $7.9 million in fee-for-service revenue, $35.7 million in contract revenue and $8.7 million in other revenue. For the six month periods ended June 30, 2002 and 2001, fee-for-service revenue was 77.2% of net revenue in 2002 compared to 83.6% in 2001, contract revenue was 20.2% of net revenue in 2002 compared to 15.2% in 2001 and other revenue was 2.6% of net revenue in 2002 compared to

1.2% in 2001. The change in the mix of revenues is principally due to the acquisition of SHR in 2002. SHR derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $182.1 million for the six months ended June 30, 2002 compared to $184.0 million for the six months ended June 30, 2001, a decrease of $1.9 million or 1.1%. As a percentage of net revenue the provision for uncollectibles was 32.6% for the six months ended June 30, 2002 compared to 36.3% for the six months ended June 30, 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in the six months ended June 30, 2002 is partially the result of the lower mix of fee-for-service revenue within the total revenues of SHR which was acquired on May 1, 2002. During the fourth quarter of 2001, the Company revised its estimate of the allocation of deductions from net revenues for contractual allowances and uncollectibles. The adjustment had the effect of reducing the 2001 full year provision for uncollectibles in the fourth quarter of 2001 from the amounts provided in the first nine months of 2001, with an offsetting adjustment to contractual allowances. The estimate of the Company's provision for uncollectibles for the six months ended June 30, 2002 is consistent with the calculation methodology used for the fourth quarter of 2001. The Company believes that the revised estimating methodology results in a better allocation of deductions between contractual allowances and provisions for uncollectibles.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the six months ended June 30, 2002 increased $54.3 million, or 16.8%, to $377.0 million from $322.7 million for the corresponding six months in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $14.0 million or 4.8%, to $304.0 million during 2002 from $290.0 million during 2001. The increase in same contract revenue of 4.8% includes the effects of both increased billing volume and higher estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 2.2% between periods due to an increase in billing volume. In addition, the average revenue per billing unit increased approximately 1.9% between periods. Beginning January 1, 2002, the Company's reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in the six months ended June 30, 2002 was $4.6 million. Acquisitions contributed $38.9 million and new contracts obtained through internal sales contributed $21.0 million of the remaining increase. The increases noted above were partially offset by $19.6 million of revenue derived from contracts that terminated during the periods.

     Professional Expenses. Professional expenses for the six months ended June 30, 2002 were $302.5 million compared to $256.3 million for the six months ended June 30, 2001, an increase of $46.2 million or 18.0%. The increase of $46.2 million included $26.2 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional expenses were 80.2% for the six months ended June 30, 2002 compared to 79.4% for the six months ended June 30, 2001. Physician costs, billing and collection expenses and other professional expenses, excluding professional liability expense and the effect of acquisitions, increased $16.3 million, or 6.8% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of medical licensed practitioners in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes. Professional liability expense was $17.8 million for the six months ended June 30, 2002 compared with $13.8 million for the six months ended June 30, 2001, resulting in an increase between years of $4.0 million or 29.2%. The increase in the Company's professional liability insurance cost in addition to increases resulting from acquisitions ($.4 million) reflects the cost of higher premiums between periods due to a "hardening" of the insurance market for such coverage as well as a provision for claim losses in excess of insurance limits.

     Gross Profit. Gross profit increased to $74.5 million for the six months ended June 30, 2002 from $66.4 million for the corresponding period in 2001. The increase in gross profit is attributable to the effect of acquisitions. Gross profit from steady state operations declined slightly between periods, principally due to increases in professional expenses, including professional liability costs, in excess of related revenue increases. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 19.8% for the six months ended June 30, 2002 compared to 20.6% for the six months ended June 30, 2001 due to the factors described above.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2002 increased to $37.0 million from $30.7 million for the six months ended June 30, 2001, for an increase of $6.3 million, or 20.5% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% for the six months ended June 30, 2002 compared to 9.5% for the six months ended June 30, 2001. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $5.5 million resulting in an increase of 17.8% of the 20.5% increase between periods. The remaining net increase of 2.7% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods offset by lower external consulting costs between periods.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.3 million for the six months ended June 30, 2002 as compared to $0.2 million for the six months ended June 30, 2001.

     Depreciation and Amortization. Depreciation and amortization was $8.6 million for the six months ended June 30, 2002 compared to $7.4 million for the six months ended June 30, 2001. Depreciation increased by $0.7 million between periods while amortization expense increased by $0.5 million between periods. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $0.5 million between periods principally due to amortization of intangibles resulting from the acquisition of SHR and contingent acquisition payments made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $1.0 million for the six months ended June 30, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense decreased $0.4 million to $11.2 million for the six months ended June 30, 2002 compared to $11.6 million for the corresponding period in 2001. The decrease in net interest expense is principally due to lower interest rates between periods of approximately $2.0 million partially offset by an increase in net interest expense due to additional debt outstanding resulting from the acquisition of SHR.

     Earnings before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting Principle. Earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle for the six months ended June 30, 2002 was $17.5 million compared to $12.4 million for the six months ended June 30, 2001.

     Income Tax Expense. Income tax expense for the six months ended June 30, 2002 was $7.8 million compared to $5.0 million for the six months ended June 30, 2001. The increase in income tax expense for the six months ended June 30, 2002 over the same period in 2001 was primarily due to the increased level of earnings before income taxes in 2002.

     Earnings before Extraordinary Loss and Cumulative Effect of Change in Accounting Principle, Net of Taxes. Earnings before extraordinary loss and cumulative effect of change in accounting principle, net of taxes, for the six months ended June 30, 2002, was $9.7 million compared to $7.4 million for the six months ended June 30, 2001.

     Extraordinary Loss. In conjunction with the refinancing of bank debt, the Company incurred a loss of $2.0 million ($3.4 million net of tax benefit of $1.4 million) relating to deferred financing costs related to bank debt that was repaid as part of a new bank financing.

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

     Net Earnings. Net earnings for the six months ended June 30, 2002 and 2001 were $7.4 million.

     Dividends on Preferred Stock. The Company accrued $6.5 million and $5.9 million of dividends for the six months ended June 30, 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, fund debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations during the past two years, with the exception of the acquisition of SHR on May 1, 2002, have been sufficient to meet the Company's cash requirements.

     Cash provided by operating activities in the six months ended June 30, of 2002 and 2001 was $14.1 million and $26.7 million, respectively. The decrease in cash provided by operating activities is principally due to requirements to fund the Company's growth in its accounts receivable relating to both fee-for-service and contract revenues, as well as to fund growth resulting from acquisitions between periods.

     The Company spent $4.9 million in the first six months of 2002 and $2.7 million in the first six months of 2001 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition of SHR on May 1, 2002, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital) was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition of SHR) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $161.6 million during the six months ended June 30, 2002 and $8.2 million in the corresponding period in 2001. Future contingent payment obligations are approximately $9.3 million as of June 30, 2002.

     The Company made scheduled debt maturity payments of $6.4 million in the first six months of 2002 and $8.5 million during the corresponding period in 2001 in accordance with its term loan facilities. In addition, in conjunction with the acquisition of SHR, the Company on May 1, 2002, entered into a new senior credit facility to finance the acquisition of SHR and to repay its outstanding bank term facilities in the amount of $110.9 million on May 1, 2002.

     The senior credit facility provides for up to $75 million of borrowings under a senior revolving credit facility and provided $225 million of new term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement.

     During the first four months of 2002 and in all of 2001, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility. Subsequent to the acquisition of SHR on May 1, 2002 and through June 30, 2002, the Company accessed its revolving credit facility for four days during this period borrowing $2.5 million during the four days.

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

     The Company as of June 30, 2002, had cash and cash equivalents of approximately $22.5 million and a revolving credit facility borrowing availability of $73.8 million. The Company believes that its cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under its senior revolving credit facility.

INFLATION

     We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

     The Company renewed an agreement on March 12, 2001, with an insurance company to provide professional liability insurance for claims made during the four-year period ending March 12, 2003. A number of other health care providers attempting to renew or secure new professional liability insurance coverage have experienced significant increases in the cost of such coverage in recent months. The Company is not able to estimate at this time the effect on its professional liability insurance costs for such coverage subsequent to the expiration of its current policy coverage period.

MEDICARE PROGRAM PHYSICIAN REIMBURSEMENT RATES

     A portion of the Company's revenues are derived from services provided to patients covered under the Medicare Program and commercial insurance plans whose reimbursement rates are tied to Medicare rates. Physician reimbursement rates for services provided to such Medicare Program beneficiaries are established annually by the Centers for Medicare and Medicaid Services ("CMS"). CMS has announced portions of its proposed Physician Fee Schedule for 2003 and certain of those physician reimbursement rates have decreased from their corresponding levels in 2002. The Company has not estimated at this time what impact that such decreased rates announced for 2003 would have on its revenues in 2003 from Medicare and commercial insurance plans with fee schedules based on Medicare rates. The CMS proposal is subject to further revision before its finalization.

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

     The Company was obligated under the terms of the new senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements covering at least 50% of all funded debt, as defined, of the Company. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On July 3, 2002, the Company entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreement. The contract has a final expiration date of April 30, 2005. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contract.

     At June 30, 2002, the fair value of the Company's total debt, which has a carrying value of $325.0 million, was approximately $337.0 million. The Company had $225.0 million of variable debt outstanding at June 30, 2002. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to June 30, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     See note 6 to the financial statements for a description of legal actions to which we are party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND OTHER REPORTS

Exhibit 3.100   Certificate of Incorporation of Spectrum Healthcare
                Services, Inc. dated January 18, 1994
Exhibit 3.101   Certificate of Amendment of Restated Certificate of
                Incorporation of Spectrum Healthcare Services, Inc. dated
                July 21, 1997
Exhibit 3.102   Amended and Restated Bylaws of Spectrum Healthcare Services,
                Inc.
Exhibit 3.103   Certificate of Incorporation of Spectrum Occupational Health
                Services, Inc. dated August 30, 1994
Exhibit 3.104   Certificate of Amendment of Certificate of Incorporation of
                Spectrum Primary Care, Inc. (f/k/a Spectrum Occupational
                Health Services, Inc.) dated November 3, 1994
Exhibit 3.105   Bylaws of Spectrum Occupational Health Services, Inc.

Exhibit 3.106   Certificate of Incorporation of Spectrum Healthcare
                Resources, Inc. dated November 3, 1994
Exhibit 3.107   Bylaws of Spectrum Healthcare Resources, Inc.
Exhibit 3.108   Certificate of Incorporation of Spectrum Healthcare
                Resources of Delaware, Inc. dated November 3, 1994
Exhibit 3.109   Bylaws of Spectrum Healthcare Resources of Delaware, Inc.
Exhibit 3.110   Certificate of Incorporation of Spectrum Primary Care of
                Delaware, Inc. dated November 3, 1994
Exhibit 3.111   Bylaws of Spectrum Primary Care of Delaware, Inc.
Exhibit 3.112   Certificate of Incorporation of Spectrum Healthcare, Inc.
                dated December 5, 1996
Exhibit 3.113   Bylaws of Spectrum Healthcare, Inc.
Exhibit 3.114   Certificate of Incorporation of Spectrum Cruise Care, Inc.
                dated July 11, 1996
Exhibit 3.115   Bylaws of Spectrum Cruise Care, Inc.
Exhibit 3.116   Certificate of Incorporation of Spectrum Healthcare
                Nationwide, Inc. dated May 10, 2001
Exhibit 3.117   Bylaws of Spectrum Healthcare Nationwide, Inc.
Exhibit 10.18   Credit Agreement dated May 1, 2002 among Team Health, Inc.,
                The Banks, Financial Institutions and Other Institutional
                Lenders Named Therein, Fleet National Bank, Bank of America,
                N.A., and Banc of America Securities, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on August 8, 2002.

                                          TEAM HEALTH, INC.

                                                /s/ H. LYNN MASSINGALE
                                          --------------------------------------
                                                   H. Lynn Massingale,
                                                 Chief Executive Officer

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                            Executive Vice President Finance &
                                                      Administration

                                                  /s/ DAVID P. JONES
                                          --------------------------------------
                                                      David P. Jones
                                                 Chief Financial Officer