Form 10-Q
period 2002-09-30
TEAM HEALTH INC
filed 2002-11-07
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                            FORM 10-Q EQUIVALENT(1)
[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                               Yes [ ]     No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock par value $0.01 per share -- 10,067,513 shares as of November 1, 2002.

     (1) This Form 10-Q Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 12% Senior Subordinated Notes due 2009.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 27A of the Securities Act of 1933 (the "Securities Act"). Team Health, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should, therefore, be considered in light of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                               TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2002

                                                                          PAGE
                                                                          ----
Part 1.  Financial Information

  Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheets -- September 30, 2002 and
            December 31, 2001...........................................    3
            Consolidated Statements of Operations -- Three months ended
            September 30, 2002 and 2001.................................    4
            Consolidated Statements of Operations -- Nine months ended
            September 30, 2002 and 2001.................................    5
            Consolidated Statements of Cash Flows -- Nine months ended
            September 30, 2002 and 2001.................................    6
            Notes to Consolidated Financial Statements..................    7

  Item 2.   Management's Discussion and Analysis of Financial Condition    15
            and Results of Operations...................................

  Item 3.   Quantitative and Qualitative Disclosures of Market Risk.....   23

  Item 4.   Controls and Procedures.....................................   24

Part 2.  Other Information

  Item 1.   Legal Proceedings...........................................   25

  Item 2.   Changes in Securities and Use of Proceeds...................   25

  Item 3.   Defaults upon Senior Securities.............................   25

  Item 4.   Submission of Matters to a Vote of Security Holders.........   25

  Item 5.   Other Information...........................................   25

  Item 6.   Exhibits and Reports on Form 8-K............................   25

  Signatures............................................................   26

  Section 302 Certification of Chief Executive Officer and Executive
     Vice President of Finance and Administration.......................   28

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 23,655        $ 70,183
  Accounts receivable, net..................................     156,742         119,776
  Prepaid expenses and other current assets.................      11,427           7,732
  Income tax receivable.....................................       8,820           8,721
                                                                --------        --------
Total current assets........................................     200,644         206,412
Property and equipment, net.................................      19,751          18,806
Intangibles, net............................................      32,747          19,490
Goodwill....................................................     159,269          24,202
Deferred income taxes.......................................      68,154          76,374
Other.......................................................      19,156          16,159
                                                                --------        --------
                                                                $499,721        $361,443
                                                                ========        ========
                       LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 13,018        $ 12,758
  Accrued compensation and physician payable................      60,387          49,521
  Other accrued liabilities.................................      11,842          11,068
  Current maturities of long-term debt......................      12,250          24,211
  Deferred income taxes.....................................       4,039           4,815
                                                                --------        --------
Total current liabilities...................................     101,536         102,373
Long-term debt, less current maturities.....................     310,500         193,089
Other non-current liabilities...............................      45,345          34,892
Mandatory redeemable preferred stock........................     141,096         130,779
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,068 and 10,000 shares issued and outstanding at
  September 30, 2002 and December 31, 2001, respectively....         101             100
Additional paid in capital..................................         644              --
Retained earnings (deficit).................................     (98,311)        (99,571)
Accumulated other comprehensive loss........................      (1,190)           (219)
                                                                --------        --------
                                                                $499,721        $361,443
                                                                ========        ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Fee for service revenue.....................................  $240,941   $187,561
Contract revenue............................................    87,065     41,664
Other revenue...............................................     7,898      4,535
                                                              --------   --------
  Net revenue...............................................   335,904    233,760
Provision for uncollectibles................................   111,057     93,001
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   224,847    140,759
Professional expenses.......................................   181,950    133,393
                                                              --------   --------
  Gross profit..............................................    42,897      7,366
General and administrative expenses.........................    21,663     15,751
Management fee and other expenses...........................       125        264
Impairment of intangibles...................................     1,000         --
Depreciation and amortization...............................     5,711      3,763
Interest expense, net.......................................     6,374      5,649
                                                              --------   --------
  Earnings (loss) before income taxes.......................     8,024    (18,061)
Income tax expense (benefit)................................     4,147     (6,185)
                                                              --------   --------
Net earnings (loss).........................................     3,877    (11,876)
Dividends on preferred stock................................     3,309      2,997
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $    568   $(14,873)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Fee for service revenue.....................................  $672,430   $611,145
Contract revenue............................................   199,794    118,742
Other revenue...............................................    22,718     10,620
                                                              --------   --------
  Net revenue...............................................   894,942    740,507
Provision for uncollectibles................................   293,130    277,044
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   601,812    463,463
Professional expenses.......................................   484,412    389,723
                                                              --------   --------
  Gross profit..............................................   117,400     73,740
General and administrative expenses.........................    58,637     46,438
Management fee and other expenses...........................       387        440
Impairment of intangibles...................................     1,000      4,137
Depreciation and amortization...............................    14,298     11,168
Interest expense, net.......................................    17,539     17,256
Refinancing costs...........................................     3,389         --
                                                              --------   --------
  Earnings (loss) before income taxes and cumulative effect
     of change in accounting principle......................    22,150     (5,699)
Income tax expense (benefit)................................    10,556     (1,178)
                                                              --------   --------
  Earnings (loss) before cumulative effect of change in
     accounting principle...................................    11,594     (4,521)
Cumulative effect of change in accounting principle, net of
  income tax benefit of $209................................      (294)        --
                                                              --------   --------
Net earnings (loss).........................................    11,300     (4,521)
Dividends on preferred stock................................     9,820      8,892
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $  1,480   $(13,413)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss).........................................  $  11,300   $  (4,521)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     14,298      11,168
  Amortization of deferred financing costs..................      1,226       1,381
  Write-off of deferred financing costs.....................      3,389          --
  Provision for uncollectibles..............................    293,130     277,044
  Impairment of intangibles.................................      1,000       4,137
  Deferred income taxes.....................................     11,105      (6,089)
  Loss on sale of equipment.................................         44         163
  Cumulative effect of change in accounting principle.......        294          --
  Equity in joint venture income............................       (233)       (558)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (304,078)   (253,196)
  Prepaid expenses and other current assets.................     (3,726)       (960)
  Income tax receivable.....................................         51       6,235
  Accounts payable..........................................     (4,663)     (2,966)
  Accrued compensation and physician payable................     (1,176)      4,935
  Other accrued liabilities.................................       (891)     (4,956)
  Professional liability reserves...........................      4,464       4,104
                                                              ---------   ---------
Net cash provided by operating activities...................     25,534      35,921
                                                              ---------   ---------
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (7,167)     (3,721)
Cash paid for acquisitions, net.............................   (166,989)    (15,202)
Purchase of investments.....................................     (1,046)       (859)
Other investing activities..................................        997         287
                                                              ---------   ---------
Net cash used in investing activities.......................   (174,205)    (19,495)
FINANCING ACTIVITIES
Payments on notes payable...................................   (119,550)    (11,901)
Proceeds from notes payable.................................    225,000          --
Payment of deferred financing costs.........................     (5,221)        (28)
Proceeds from sales of common stock.........................        644          --
Proceeds from sales of preferred stock......................      1,270          --
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........    102,143     (11,929)
                                                              ---------   ---------
Net increase (decrease) in cash.............................    (46,528)      4,497
Cash and cash equivalents, beginning of period..............     70,183      55,404
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  23,655   $  59,901
                                                              =========   =========
Interest paid...............................................  $  19,305   $  21,575
                                                              =========   =========
Taxes paid..................................................  $   7,565   $   4,493
                                                              =========   =========

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

NOTE 2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets continue to be amortized over their useful lives. The Company completed its required initial impairment testing of goodwill during the three months ended March 31, 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded at March 31, 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings for the three months and nine months ended September 30, 2001, had the nonamortization of goodwill been in effect for such periods, would have been an increase in previously reported net earnings of approximately $0.5 million and $1.5 million, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 significantly changes the criteria that has to be met to classify an asset as held-for-sale, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required). In addition, more dispositions qualify for discontinued operations treatment in the statement of operations. The implementation of SFAS No. 144 did not have any impact on the Company's results of operation or financial position.

     During May 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds or changes several previously issued accounting pronouncements. Included among such items is an elimination of Statement No. 4 and specifically the requirement to classify all gains and losses from the extinguishment of debt, if material, as extraordinary items. Consequently, gains and losses from the

                               TEAM HEALTH, INC.

extinguishments of debt are subject to the criteria established in Accounting Principles Board (APB) Opinion 30 "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with a current view that such extinguishments generally do not meet the criteria of APB Opinion 30 as being "unusual and infrequent". The provisions of SFAS No. 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. The Company has elected to adopt the provisions of SFAS No. 145 during the three months ended September 30, 2002. Accordingly, the Company's statement of operations for the nine months ended September 30, 2002 includes a reclassification of its previously recorded extraordinary loss due to a refinancing charge to the presentation required under the SFAS.

     During July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The new standard is effective for exit or restructuring activities initiated after December 31, 2002.

                               TEAM HEALTH, INC.

NOTE 3.  INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of September 30, 2002 and December 31, 2001 for intangibles that continue to be amortized following the implementation of SFAS 142 on January 1, 2002 (in thousands):

                                                              GROSS CARRYING   ACCUMULATED
                                                                  AMOUNT       AMORTIZATION
                                                              --------------   ------------
As of September 30, 2002:
  Contracts.................................................     $50,289         $17,900
  Other.....................................................         685             327
                                                                 -------         -------
     Total..................................................     $50,974         $18,227
                                                                 =======         =======
As of December 31, 2001:
  Contracts.................................................     $32,035         $12,977
  Other.....................................................         685             253
                                                                 -------         -------
     Total..................................................     $32,720         $13,230
                                                                 =======         =======
Aggregate amortization expense:
  For the three months ended September 30, 2002.............     $ 3,313
                                                                 =======
  For the nine months ended September 30, 2002..............     $ 7,274
                                                                 =======
Estimated amortization expense:
  For the year ended December 31, 2002......................     $10,596
  For the year ended December 31, 2003......................      12,780
  For the year ended December 31, 2004......................       5,003
  For the year ended December 31, 2005......................       3,785
  For the year ended December 31, 2006......................       1,754

     During the three and nine months ended September 30, 2002, the Company recorded an additional $2.9 million and $135.7 million of goodwill and $4.1 million and $21.5 million, respectively, of contract intangibles as a result of its acquisitions during the periods and contingent acquisition payments made for previous acquisitions. Contract intangibles are being amortized over their estimated lives which range from approximately twenty months to seven years.

     The carrying value of goodwill and other intangibles is routinely evaluated by the Company to determine whether such assets may be impaired with respect to their recorded values. If this evaluation indicates that certain intangibles may not be recoverable, as determined based on the undiscounted cash flows derived from the recorded assets over their remaining estimated useful lives, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows. During the three months ended September 30, 2002, the Company concluded that one of its contract intangibles was impaired. Accordingly, the contract intangible was reduced to its estimated fair value by recording an impairment loss of approximately $1.0 million at September 30, 2002. The Company had previously recorded an impairment loss of $4.1 million in the nine months ended September 30, 2001 relating to a portion of its radiology operations.

NOTE 4.  ACQUISITIONS

     Effective September 1, 2002, the Company acquired all of the outstanding stock of three corporations held by a single stockholder. The acquired corporations provide hospital emergency department and hospital physician staffing services under five contracts for locations in West Virginia and Virginia. The purchase price

                               TEAM HEALTH, INC.

for the acquired corporations was $8.6 million of which $5.2 million was paid in cash at September 1, 2002 with the remainder of the purchase price due in four annual installments of $0.9 million, $0.9 million, $1.1 million and $0.5 million commencing on October 31, 2003. In addition, the Company may have to pay up to $2.0 million in future contingent payments.

     On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR"), a provider of physician and other professional medical staffing to military treatment facilities. The agreement provided for the Company to acquire the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company's outstanding debt for cash of $147.0 million. The purchase price of SHR of $147.0 million, in addition to adjustment for transaction costs, was also subject to adjustment during the 90-day period subsequent to April 30, 2002 for actual net working capital at April 30, 2002. The total purchase price for SHR after consideration of the aforementioned adjustments was approximately $145.5 million.

     SHR is the leading provider of permanent healthcare staffing services to military treatment facilities. The acquisition of SHR, which provides services similar to the existing staffing operations of the Company, significantly expands the Company's base of business by providing an entry into a portion of the healthcare staffing market not presently served by the Company.

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

                               TEAM HEALTH, INC.

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

     The results of operations from the above acquisitions have been included with those of the Company since their respective dates of acquisition. The portion of the purchase prices allocated to intangibles and goodwill was approximately $153.5 million including $142.7 million which is not deductible for tax purposes. Amounts allocated to intangibles are being amortized over their estimated lives which range from twenty months to seven years.

     The following is a summary of the net assets acquired in 2002 (in thousands):

Current assets..............................................  $ 31,038
Property and equipment......................................       848
Intangibles.................................................    21,510
Goodwill....................................................   132,036
Deferred income taxes.......................................       907
Other assets................................................     1,101
                                                              --------
                                                               187,440
Less -- liabilities assumed.................................    20,944
                                                              --------
                                                              $166,496
                                                              ========

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions noted above had taken place as of January 1, 2002 and 2001, respectively (in thousands):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net revenues less provision................  $227,058   $183,993   $668,202   $591,026
Earnings (loss) before cumulative effect of
  accounting change........................     3,902    (12,382)    12,408     (6,090)
Net earnings (loss)........................     3,902    (12,382)    12,114     (6,090)

     The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred as of January 1, 2002 and 2001, respectively.

                               TEAM HEALTH, INC.

NOTE 5.  LONG-TERM DEBT

     Long-term debt as of September 30, 2002 consists of the following (in thousands):

Term Loan Facility..........................................   $222,750
12% Senior Subordinated Notes...............................    100,000
                                                                322,750
Less current portion........................................    (12,250)
                                                               --------
                                                               $310,500
                                                               ========

     On May 1, 2002, in conjunction with the acquisition of SHR, the Company entered into a new senior credit facility agreement with a group of banks. The senior credit facilities were to refinance the Company's outstanding bank term loans and to provide for a new revolving credit facility. The senior credit facilities consisted of the following:

     - $75 million Senior Secured Revolving Credit Facility

     - $75 million Senior Secured Term Loan A

     - $150 million Senior Secured Term Loan B

     The $225 million in proceeds from the new term loans, along with the use of $39.9 million of existing cash balances, were used to fund the acquisition of SHR and to retire the Company's outstanding loan balances as of April 30, 2002, under its previous senior credit facility.

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

     The interest rates at September 30, 2002 were 4.88% and 5.44% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2002. No funds have been borrowed under the revolving credit facility as of September 30, 2002, but the Company had $1.6 million of standby letters of credit outstanding against the revolving credit facility commitment. On July 3, 2002, the Company entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62,500,000 of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005.

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

                               TEAM HEALTH, INC.

     Aggregate maturities of long-term debt due within one year of September 30, 2002 (in thousands) are as follows:

2003........................................................   $ 12,250
2004........................................................     15,500
2005........................................................     19,250
2006........................................................     21,625
Thereafter..................................................    254,125
                                                               --------
                                                               $322,750
                                                               ========

     In conjunction with entering into the new senior credit facilities, the Company expensed deferred financing costs on its previously outstanding bank debt of approximately $3.4 million during the three months ended June 30, 2002.

NOTE 6.  NET REVENUE ADJUSTMENT

     During the three months ended September 30, 2001, the Company recorded a provision of $24.5 million to increase its contractual allowances for patient accounts receivable. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The results of the additional research indicated that the Company's estimated collection rates for prior periods were lower than originally estimated.

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

INDEMNITIES

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

     In connection with the acquisition of SHR on May 1, 2002, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to

                               TEAM HEALTH, INC.

any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

CONTINGENT ACQUISITION PAYMENTS

     As of September 30, 2002, the Company may have to pay up to $11.3 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2002. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

NOTE 8.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------   -----------------
                                                 2002       2001      2002      2001
                                                -------   --------   ------   --------
Net earnings (loss) attributable to common
  shareholders................................  $   568   $(14,873)  $1,480   $(13,413)
Cumulative effect of change in accounting
  principle -- fair value of interest rate
  swaps.......................................       --         --       --         54
Net change in fair value of interest rate
  swaps.......................................   (1,409)       (58)  (1,190)      (476)
                                                -------   --------   ------   --------
Other comprehensive loss......................   (1,409)       (58)  (1,190)      (422)
                                                -------   --------   ------   --------
Comprehensive earnings (loss).................  $  (841)  $(14,931)  $  290   $(13,835)
                                                =======   ========   ======   ========

     Accumulated other comprehensive loss, net of related taxes, was $1.2 million and $0.4 million at September 30, 2002 and 2001, respectively, relating to the fair value of interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We believe we are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounts for the majority of our net revenue. Spectrum Healthcare Resources ("SHR"), which was acquired effective May 1, 2002, and also provides outsourced physician staffing and administrative services, is the leading provider of medical staffing to military treatment facilities. SHR, in addition to providing physician staffing in various specialties, also provides a broad array of non-physician health care services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

     Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other health care services, principally within hospital departments and other health care treatment facilities.

     The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. A significant portion of the Company's revenue is derived from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's six billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing system as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

     Net revenue less provision for uncollectibles reflects management's estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from millions of annual patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Such estimates are performed at the individual contract level, reviewed periodically and adjusted, if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

     The Company's revenue recognition accounting policy along with its other critical accounting policies have been disclosed in its 2001 Annual Report on Form 10K. There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2002.

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

                                                              THREE MONTHS             NINE MONTHS
                                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                           -------------------     -------------------
                                                            2002        2001        2002        2001
                                                           -------     -------     -------     -------
Fee for service revenue..................................   107.2%      133.2%      111.7%      131.9%
Contract revenue.........................................    38.7        29.6        33.2        25.6
Other revenue............................................     3.5         3.2         3.8         2.3
Net revenue..............................................   149.4       166.0       148.7       159.8
Provision for uncollectibles.............................    49.4        66.0        48.7        59.8
Net revenue less provision for uncollectibles............   100.0       100.0       100.0       100.0
Professional expenses....................................    80.9        94.8        80.5        84.1
Gross profit.............................................    19.1         5.2        19.5        15.9
General and administrative expenses......................     9.6        11.2         9.7        10.0
Management fee and other expenses........................     0.1         0.1         0.1         0.1
Impairment of intangibles................................     0.4          --         0.1         0.9
Depreciation and amortization............................     2.6         2.6         2.4         2.4
Interest expense, net....................................     2.8         4.0         2.9         3.7
Refinancing costs........................................      --          --         0.6          --
Earnings (loss) before income tax expense (benefit) and
  cumulative effect of change in accounting principle....     3.6       (12.7)        3.7        (1.2)
Income tax expense (benefit).............................     1.9        (4.3)        1.8        (0.2)
Earnings (loss) before cumulative effect of change in
  accounting principle...................................     1.7        (8.4)        1.9         1.0
Cumulative effect of change in accounting principle, net
  of income tax benefit..................................      --          --         0.1          --
Net earnings (loss)......................................     1.7        (8.4)        1.8        (1.0)
Dividends on preferred stock.............................     1.5         2.1         1.6         1.9
Net earnings (loss) attributable to common
  stockholders...........................................     0.2       (10.5)        0.2        (2.9)

  THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     Net Revenue. Net revenue for the three months ended September 30, 2002 increased $102.1 million, or 43.7%, to $335.9 million from $233.8 million for the three months ended September 30, 2001. During the three months ending September 30, 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue for the three months ended September 30, 2001 by $24.5 million. See footnote 6 to the unaudited consolidated financial statements for additional information. The increase in net revenue of $102.1 million included an increase of $53.4 million in fee-for-service revenue, $45.4 million in contract revenue and $3.3 million in other revenue. For the three month periods ended September 30, 2002 and 2001, fee-for-service revenue was 71.7% of net revenue in 2002 compared to 80.2% in 2001, contract revenue was 25.9% of net revenue in 2002 compared to 17.8% in 2001 and other revenue was 2.4% of net revenue in 2002 compared to 1.9% in 2001. The change in the mix of revenues is principally due to the acquisition of SHR in 2002. SHR derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $111.1 million for the three months ended September 30, 2002 compared to $93.0 million for the three months ended September 30, 2001, an increase of $18.1 million or 19.5%. As a percentage of net revenue the provision for uncollectibles was 33.1% for the three months ended September 30, 2002 compared to 39.8% for the three months ended September 30, 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in the three months ended September 30, 2002 is the result of the lower mix of fee-for-service revenue within the total revenues of SHR which was acquired on May 1, 2002. During the fourth quarter of 2001, the Company revised its estimate of the allocation of deductions from net revenues for contractual allowances and uncollectibles. The adjustment had the effect of reducing the 2001 full year provision for uncollectibles in the fourth quarter of 2001 from the amounts provided in the first nine months of 2001, with an offsetting adjustment to contractual allowances. The estimate of the Company's provision for uncollectibles for the three months ended September 30, 2002 is consistent with the calculation methodology used for the fourth quarter of 2001. The Company believes that the revised estimating methodology results in a better allocation of deductions between contractual allowances and provisions for uncollectibles.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended September 30, 2002 increased $84.0 million, or 59.7% ($59.6 million, or 36.1%, after giving effect to the charge of $24.5 million in 2001), to $224.8 million from $140.8 million for the corresponding three months in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $9.1 million or 6.0%, to $161.3 million in 2002 from $152.2 million in 2001. The increase in same contract revenue of 6.0% includes the effects of both increased billing volume and higher estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 2.7% between periods due to an increase in billing volume. Beginning January 1, 2002, the Company's reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in the three months ended September 30, 2002 was $2.3 million. In addition, net estimated revenue per billing unit was adversely impacted between periods by a less favorable payor mix. Acquisitions contributed $49.1 million and new contracts obtained through internal sales contributed $10.8 million of the remaining increase. The increases noted above were partially offset by $9.4 million of revenue derived from contracts that terminated during the periods.

     Professional Expenses. Professional expenses for the three months ended September 30, 2002 were $182.0 million compared to $133.4 million for the three months ended September 30, 2001, an increase of $48.6 million or 36.4%. The increase of $48.6 million included $38.0 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional expenses were 80.9% for the three months ended September 30, 2002 compared to 94.8% for the three months ended September 30, 2001 (68.2% after giving effect to the charge of $24.5 million in 2001). Physician costs, billing and collection expenses and other professional expenses, excluding professional liability expense and the effect of acquisitions, increased $9.5 million, or 7.5% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of mid-level practitioners and physician assistants in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes. Professional liability expense was $9.6 million for the three months ended September 30, 2002 compared with $8.0 million for the three months ended September 30, 2001, resulting in an increase between periods of $1.6 million or 19.7%. The increase in the Company's professional liability expense, in addition to increases resulting from acquisitions ($0.6 million), reflects higher premium costs between periods due to a "hardening" of the insurance market for such coverage as well as a provision for claim losses in excess of insurance limits.

     Gross Profit. Gross profit increased to $42.9 million for the three months ended September 30, 2002 from $7.4 million for the corresponding period in 2001. The increase in gross profit after giving effect to the charge of $24.5 million in 2001 is attributable to the contribution of acquisitions. Gross profit as a percentage of revenue less provision for uncollectibles was 19.1% for the three months ended September 30, 2002 compared to 5.2% for the three months ended September 30, 2001 due to the factors described above.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2002 increased to $21.7 million from $15.8 million for the three months ended September 30, 2001, for an increase of $5.9 million, or 37.5% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.6% for the three months ended September 30, 2002 compared to 11.2% for the three months ended September 30, 2001. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $4.1 million accounting for 26.3% of the 37.5% increase between periods. The remaining net increase of 11.2% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods.

     Management Fee and Other Expenses. Management fee and other expenses were $0.1 and $0.3 million for the three months ended September 30, 2002 and 2001, respectively.

     Impairment of Intangibles. Impairment of intangibles for the three months ended September 30, 2002 was $1.0 million and was related to one of the Company's contract intangibles.

     Depreciation and Amortization. Depreciation and amortization was $5.7 million for the three months ended September 30, 2002 compared to $3.8 million for the three months ended September 30, 2001, an increase of $1.9 million or 51.8%. Depreciation increased by $0.3 million between periods while amortization expense increased by $1.6 million between periods. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $1.6 million between periods principally due to amortization of identifiable intangibles resulting from acquisitions made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $0.5 million for the three months ended September 30, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense increased $0.8 million to $6.4 million for the three months ended September 30, 2002 compared to $5.6 million for the corresponding period in 2001. The increase in net interest expense is principally due to an increase in outstanding debt due to the refinancing of bank debt in conjunction with the acquisition of SHR partially offset by lower interest rates between periods.

     Earnings (Loss) before Income Taxes. Earnings before income taxes for the three months ended September 30, 2002 were $8.0 million compared to a loss of $18.1 million for the three months ended September 30, 2001.

     Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2002 was $4.1 million compared to a benefit of $6.2 million for the three months ended September 30, 2001. The increase in income tax expense for the three months ended September 30, 2002 over the same period in 2001 was primarily due to the increased level of earnings before income taxes in 2002.

     Net Earnings (Loss). Net earnings for the three months ended September 30, 2002 were $3.9 million compared to a net loss of $11.9 million for the three months ended September 30, 2001.

     Dividends on Preferred Stock. The Company accrued $3.3 million and $3.0 million of dividends for the three months ended September 30, 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

  NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net Revenue. Net revenue for the nine months ended September 30, 2002 increased $154.4 million, or 20.9%, to $894.9 million from $740.5 million for the nine months ended September 30, 2001. During the three months ending September 30, 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue for the nine months ended September 30, 2001 by $24.5 million. See footnote 6 to the unaudited consolidated financial statements for additional information. The increase in net revenue of $154.4 million included an increase of $61.3 million in fee-for-service revenue, $81.1 million in contract revenue and $12.1 million in other revenue. For the nine month periods ended September 30, 2002 and 2001, fee-for-service revenue was 75.2% of net revenue in 2002 compared to 82.6% in 2001, contract revenue was 22.3% of net revenue in 2002 compared to 16.0% in 2001 and other revenue was 2.5% of net revenue in 2002 compared to 1.4% in 2001. The change in the mix of revenues is principally due to the acquisition of SHR in 2002. SHR derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $293.1 million for the nine months ended September 30, 2002 compared to $277.0 million for the nine months ended September 30, 2001, an increase of $16.1 million or 5.8%. As a percentage of net revenue the provision for uncollectibles was 32.8% for the nine months ended September 30, 2002 compared to 37.4% for the nine months ended September 30, 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in the nine months ended September 30, 2002 is partially the result of the lower mix of fee-for-service revenue within the total revenues of SHR which was acquired on May 1, 2002. During the fourth quarter of 2001, the Company revised its estimate of the allocation of deductions from net revenue for contractual allowances and uncollectibles. The adjustment had the effect of reducing the 2001 full year provision for uncollectibles in the fourth quarter of 2001 from the amounts provided in the first nine months of 2001, with an offsetting adjustment to contractual allowances. The estimate of the Company's provision for uncollectibles for the nine months ended September 30, 2002 is consistent with the calculation methodology used for the fourth quarter of 2001. The Company believes that the revised estimating methodology results in a better allocation of deductions between contractual allowances and provisions for uncollectibles.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the nine months ended September 30, 2002 increased $138.3 million, or 29.9% ($113.8 million, or 23.3%, after giving effect to the $24.5 million charge in 2001), to $601.8 million from $463.5 million for the corresponding nine months in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $22.9 million or 5.3%, to $452.5 million during 2002 from $429.6 million during 2001. The increase in same contract revenue of 5.3% includes the effects of both increased billing volume and higher estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 3.0% between periods due to an increase in billing volume. Beginning January 1, 2002, the Company's reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in the nine months ended September 30, 2002 was $6.9 million. Acquisitions contributed $88.5 million and new contracts obtained through internal sales contributed $33.4 million of the remaining increase. The increases noted above were partially offset by $31.0 million of revenue derived from contracts that terminated during the periods.

     Professional Expenses. Professional expenses for the nine months ended September 30, 2002 were $484.4 million compared to $389.7 million for the nine months ended September 30, 2001, an increase of $94.7 million or 24.3%. The increase of $94.7 million included $64.1 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional expenses were 80.5% for the nine months ended September 30, 2002 compared to 84.1% for the nine months ended September 30, 2001 (79.9% after giving effect to the charge of $24.5 million in 2001). Physician costs, billing and collection expenses and other professional expenses, excluding professional liability expense and the effect of acquisitions, increased $25.8 million, or 7.1% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of mid-level practitioners and physician assistants in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes. Professional liability expense was $27.4 million for the nine months ended September 30, 2002 compared with $21.8 million for the nine months ended September 30, 2001, resulting in an increase between periods of $5.6 million or 25.8%. The increase in the Company's professional liability insurance cost in addition to increases resulting from acquisitions ($0.9 million), reflects the cost of higher premiums between periods due to a "hardening" of the insurance market for such coverage as well as a provision for claim losses in excess of insurance limits.

     Gross Profit. Gross profit increased to $117.4 million for the nine months ended September 30, 2002 from $73.7 million for the corresponding period in 2001. The increase in gross profit after giving effect to the charge of $24.5 million in 2001 is attributable to the contribution of acquisitions. Gross profit from other than acquired operations declined approximately $5.2 million between periods, principally due to increases in professional expenses, including professional liability costs, in excess of related revenue increases. Gross profit as a percentage of revenue less provision for uncollectibles increased to 19.5% for the nine months ended September 30, 2002 compared to 15.9% for the nine months ended September 30, 2001 due to the factors described above.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2002 increased to $58.6 million from $46.4 million for the nine months ended September 30, 2001, for an increase of $12.2 million, or 26.3% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.7% for the nine months ended September 30, 2002 compared to 10.0% for the nine months ended September 30, 2001. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $9.6 million accounting for 20.7% of the 26.3% increase between periods. The remaining net increase of 5.6% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods.

     Management Fee and Other Expenses. Management fee and other expenses were $0.4 million for the nine months ended September 30, 2002 and 2001.

     Impairment of Intangibles. Impairment of intangibles was $1.0 million and $4.1 million for the nine months ended September 30, 2002 and 2001, respectively. Intangibles related to a contract in 2002 and in 2001 a portion of the Company's intangibles relating to its radiology operations were reduced to their estimated fair market value.

     Depreciation and Amortization. Depreciation and amortization was $14.3 million for the nine months ended September 30, 2002 compared to $11.2 million for the nine months ended September 30, 2001. Depreciation increased by $1.0 million between periods while amortization expense increased by $2.1 million between periods. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $2.1 million between periods principally due to amortization of identifiable intangibles resulting from acquisitions made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $1.5 million for the nine months ended September 30, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense increased $0.2 million to $17.5 million for the nine months ended September 30, 2002 compared to $17.3 million for the corresponding period in 2001. The increase in net interest expense is principally due to additional debt outstanding resulting from the acquisition of SHR partially offset by lower interest rates between periods.

     Refinancing Costs. In conjunction with implementing SFAS No. 145, "Rescission of Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", the Company reclassified its previously recorded extraordinary loss of $3.4 million ($2.0 million net of income tax benefit of $1.4 million) due to the write-off of its previously deferred financing cost to the presentation required under the new SFAS.

     Earnings (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle. Earnings before income taxes and cumulative effect of change in accounting principle for the nine months ended September 30, 2002 was $22.2 million compared to a loss of $5.7 million for the nine months ended September 30, 2001.

     Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2002 was $10.6 million compared to a benefit of $1.2 million for the nine months ended September 30, 2001. The increase in income tax expense for the nine months ended September 30, 2002 over the same period in 2001 was primarily due to the increased level of earnings before income taxes in 2002.

     Earnings (Loss) before Cumulative Effect of Change in Accounting Principle, Net of Taxes. Earnings before cumulative effect of change in accounting principle, net of taxes, for the nine months ended September 30, 2002, was $11.6 million compared to a loss of $4.5 million for the nine months ended September 30, 2001.

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

     Net Earnings (Loss). Net earnings for the nine months ended September 30, 2002 and 2001 were $11.3 million and a loss of $4.5 million, respectively.

     Dividends on Preferred Stock. The Company accrued $9.8 million and $8.9 million of dividends for the nine months ended September 30, 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, fund debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations during the past two years, with the exception of the acquisition of SHR on May 1, 2002, have been sufficient to meet the Company's cash requirements.

     Cash provided by operating activities in the nine months ended September 30, of 2002 and 2001 was $25.5 million and $35.9 million, respectively. The decrease in cash provided by operating activities is principally due to requirements to fund the Company's growth in its accounts receivable relating to both fee-for-service and contract revenues, as well as to fund growth resulting from acquisitions between periods.

     The Company spent $7.2 million in the first nine months of 2002 and $3.7 million in the first nine months of 2001 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition of SHR on May 1, 2002, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital) was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition of SHR) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $167.0 million during the nine months ended September 30, 2002 and $15.2 million in the corresponding period in 2001. Future contingent payment obligations are approximately $11.3 million as of September 30, 2002.

     The Company made scheduled debt maturity payments of $8.6 million in the first nine months of 2002 and $11.9 million during the corresponding period in 2001 in accordance with its term loan facilities. In addition, in conjunction with the acquisition of SHR, the Company on May 1, 2002, entered into a new senior credit facility to finance the acquisition of SHR and to repay its outstanding bank term facilities in the amount of $110.9 million on May 1, 2002.

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

     Except for four days in 2002 and in all of 2001, the Company's cash needs were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

     The Company in March 2001 renewed its professional liability insurance, which provides coverage for potential liabilities on a "claims-made" basis. The coverage is in effect for a two-year period through March 12, 2003. The Company's options for continued coverage beyond March 12, 2003 for claims incurred but not reported before that date include the option of exercising a "tail" policy, which would cover such potential claims. The cost of such tail policy is approximately $30.6 million and, if exercised, would be payable in March 2003. At this time, we have not yet determined if we will exercise our option to purchase this "tail" policy.

     The Company as of September 30, 2002, had cash and cash equivalents of approximately $23.7 million and a revolving credit facility borrowing availability of $73.4 million. The Company believes that its cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under its senior revolving credit facility.

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

MEDICARE PROGRAM PHYSICIAN REIMBURSEMENT RATES

     A portion of the Company's revenues are derived from services provided to patients covered under the Medicare Program and commercial insurance plans whose reimbursement rates are tied to Medicare rates. Physician reimbursement rates for services provided to such Medicare Program beneficiaries are established annually by the Centers for Medicare and Medicaid Services ("CMS"). CMS has not formally announced its Physician Fee Schedule for 2003. However, CMS has indicated based on preliminary estimates that certain of those physician reimbursement rates will decrease from their corresponding levels in 2002. The Company has estimated the impact of such estimated decreased rates on its revenues in 2003 from Medicare and commercial insurance plans with fee schedules based on Medicare rates at approximately $6.4 million based on its 2002 estimated patient volume.

TRICARE PROGRAM

     Substantially all of the revenue derived by SHR is for services rendered to military personnel and their dependents as a subcontractor under the Tricare program administered by the Department of Defense. The Department of Defense has a requirement for an integrated health care delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. SHR currently provides its services through subcontract arrangements with certain of the managed care organizations that contract directly with the Tricare program. On August 1, 2002, the Department of Defense issued a request for proposals ("RFP") for the managed care support contracts, also known as Tricare Next Generation ("T-Nex"). The intent of the RFP is to replace the existing managed care support contracts on a phased-in basis between April 2004 and November 2004.

     The responses to the RFP by interested managed care organizations are currently scheduled to be submitted in December 2002. SHR is actively pursuing contractual relationships with several of the managed care organizations responding to the RFP's. The current T-Nex proposal provides for awarding prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of such prime contracts is currently expected to occur in mid-2003 with the start of the delivery of health care services in 2004 as noted above.

     The impact on the results of operations of SHR resulting from the changes stemming from the T-Nex proposal are not known or able to be estimated at this time. In the event that the managed care organizations that SHR has established relationships with in response to the RFP process are not awarded prime contracts, SHR expects that it will be able to pursue direct service contracts with individual military treatment facilities. The potential success and impact on the results of operations of SHR in obtaining direct service contracts is similarly not known or able to be estimated at this time. If SHR is unable to establish contracts with military treatment facilities either directly or through managed care organizations, then it could have a material adverse effect on our financial condition and results of operations.

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

     At September 30, 2002, the fair value of the Company's total debt, which has a carrying value of $322.8 million, was approximately $330.8 million. The Company had $225.8 million of variable debt outstanding at September 30, 2002. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to September 30, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation the Company's Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration concluded that as of November 4, 2002 the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly effect internal controls subsequent to the date the Company carried out its evaluation.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 3.118 Certificate of Incorporation of Kelly Medical Corporation dated August 13, 1985
Exhibit 3.119   Amended and restated bylaws of Kelly Medical Corporation
Exhibit 3.120   Certificate of Incorporation of Medical Services, Inc. dated
                February 4, 1992
Exhibit 3.121   Amended and restated bylaws of Medical Services, Inc.
Exhibit 3.122   Certificate of Incorporation of Health Care Alliance, Inc.
                dated January 4, 1995
Exhibit 3.123   Amended and restated bylaws of Health Care Alliance, Inc.
Exhibit 3.124   Certificate of Amendment to the Articles of Incorporation of
                Kelly Medical Corporation dated September 16, 2002
Exhibit 4.2     Supplemental Indenture dated March 28, 2001
Exhibit 4.3     Supplemental Indenture dated September 3, 2001
Exhibit 4.4     Supplemental Indenture dated May 31, 2002

Reports on Form 8-K

     During the nine months ended September 30, 2002 we filed the following reports on form 8-K:

     (1) Report dated April 2, 2002 announcing the signing of a definitive agreement to acquire Spectrum Healthcare Resources.

     (2) Report dated May 15, 2002 announcing the completion of the acquisition of Spectrum Healthcare Resources.

     (3) Report dated July 12, 2002, amending its Current Report on Form 8-K, dated May 15, 2002 relating to the acquisition of Spectrum Healthcare Resources (SHR) for the purpose of including the required financial statements and pro forma financial information with respect to SHR in accordance with the requirements of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on November 6, 2002.

                                          TEAM HEALTH, INC.

                                                /s/ H. LYNN MASSINGALE
                                          --------------------------------------
                                                   H. Lynn Massingale,
                                                 Chief Executive Officer

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                            Executive Vice President Finance &
                                                      Administration

                                                  /s/ DAVID P. JONES
                                          --------------------------------------
                                                      David P. Jones
                                                 Chief Financial Officer

                            SECTION 302 CERTIFICATE

I, H. Lynn Massingale, Chief Executive Officer of Team Health, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Team Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

By: /s/ H. LYNN MASSINGALE
    ----------------------------------
            H. Lynn Massingale
         Chief Executive Officer

                            SECTION 302 CERTIFICATE

I, Robert J. Abramowski, Executive Vice President of Finance and Administration of Team Health, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Team Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

By: /s/ ROBERT J. ABRAMOWSKI
    ----------------------------------
           Robert J. Abramowski
       Executive Vice President of
        Finance and Administration