Form 10-Q/A
period 2002-09-30
TEAM HEALTH INC
filed 2002-11-13
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                           FORM 10-Q/A EQUIVALENT(1)
                               (AMENDMENT NO. 1)
[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q Equivalent for the period ended September 30, 2002 amends Part I of the Quarterly Report on Form 10-Q Equivalent as follows: by correcting inadvertent typographical errors in the dates on the column heading contained in the consolidated statements of Cash Flows which was filed with the Company's 10-Q Equivalent on November 7, 2002. No other corrections or changes were made to the information contained in this Form 10-Q Equivalent.

     All of the information in this Form 10-Q/A Equivalent is as of November 7, 2002, the date of the original Form 10-Q, and none of the forward-looking information contained herein has been updated beyond that date.

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

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss).........................................  $  11,300   $  (4,521)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     14,298      11,168
  Amortization of deferred financing costs..................      1,226       1,381
  Write-off of deferred financing costs.....................      3,389          --
  Provision for uncollectibles..............................    293,130     277,044
  Impairment of intangibles.................................      1,000       4,137
  Deferred income taxes.....................................     11,105      (6,089)
  Loss on sale of equipment.................................         44         163
  Cumulative effect of change in accounting principle.......        294          --
  Equity in joint venture income............................       (233)       (558)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (304,078)   (253,196)
  Prepaid expenses and other current assets.................     (3,726)       (960)
  Income tax receivable.....................................         51       6,235
  Accounts payable..........................................     (4,663)     (2,966)
  Accrued compensation and physician payable................     (1,176)      4,935
  Other accrued liabilities.................................       (891)     (4,956)
  Professional liability reserves...........................      4,464       4,104
                                                              ---------   ---------
Net cash provided by operating activities...................     25,534      35,921
                                                              ---------   ---------
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (7,167)     (3,721)
Cash paid for acquisitions, net.............................   (166,989)    (15,202)
Purchase of investments.....................................     (1,046)       (859)
Other investing activities..................................        997         287
                                                              ---------   ---------
Net cash used in investing activities.......................   (174,205)    (19,495)
FINANCING ACTIVITIES
Payments on notes payable...................................   (119,550)    (11,901)
Proceeds from notes payable.................................    225,000          --
Payment of deferred financing costs.........................     (5,221)        (28)
Proceeds from sales of common stock.........................        644          --
Proceeds from sales of preferred stock......................      1,270          --
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........    102,143     (11,929)
                                                              ---------   ---------
Net increase (decrease) in cash.............................    (46,528)      4,497
Cash and cash equivalents, beginning of period..............     70,183      55,404
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  23,655   $  59,901
                                                              =========   =========
Interest paid...............................................  $  19,305   $  21,575
                                                              =========   =========
Taxes paid..................................................  $   7,565   $   4,493
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