Form 10-K
period 2002-12-31
TEAM HEALTH INC
filed 2003-03-25
CIK 1086795

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                             FORM 10-K EQUIVALENT(1)
(Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 333-80337

                                TEAM HEALTH, INC.
             (Exact name of registrant as it appears in its charter)

                       TENNESSEE                              62-1562558
            (State or other jurisdiction o              (IRS Employer ID Number)
            Incorporation or organization)

           1900 WINSTON ROAD, KNOXVILLE, TN                     37919
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

                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock, par value $.01 per share--10,067,513 shares as of March 15, 2003. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

         Documents Incorporated by Reference: Certain exhibits filed with the Registrant's Registration Statement on Form S-4 (File No. 333-80337 as amended) is incorporated by reference into Part IV of the Report on Form 10-K.

         (1)This Form 10-K Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 12% Senior Subordinated Notes due 2009.

================================================================================

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

         Terms used herein such as "we", "us" and "our" are references to Team Health, Inc. and its affiliates ("Team Health"), as the context requires.

         We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments, which account for the majority of our revenue. Spectrum Healthcare Resources ("SHR"), which was acquired effective May 1, 2002, also provides outsourced physician staffing and administrative services and is the leading provider of medical staffing to military treatment facilities. SHR, in addition to providing physician staffing in various specialties, also provides a broad array of non-physician healthcare services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

         Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities, including military treatment facilities. We primarily provide permanent staffing that enables management of hospitals and other healthcare facilities to outsource their recruiting, hiring, payroll and benefits functions to companies with expertise in those functions such as our Company. We recruit and hire healthcare professionals who then provide professional services within the healthcare facilities we contract or subcontract with. Overall, we presently provide permanent staffing, management and administrative services to approximately 397 hospitals, imaging centers, surgery centers, clinics and military treatment facilities in 42 states.

         The range of physician and non physician staffing and administrative services that we provide includes the following:

         - recruiting, scheduling and credentials coordination for clinical and non-clinical medical professionals,

         - providing of administrative support services, such as payroll, insurance coverage, continuing education services, management training, and

         - coding, billing and collection of fees for services provided by medical professionals.

         Our historical focus has primarily been on providing outsourced services to emergency departments, which accounted for approximately 65% of our net revenue less provision for uncollectibles in 2002. The emergency departments that we staff are generally located in larger hospitals with emergency departments whose patient volumes are more than 15,000 patient visits per year. In higher volume emergency departments, we believe our experience and expertise in such a complex environment provides our hospital clients with the ability to provide their patients with high quality and efficient physician and administrative services. Our experience in such settings has been that we can generate profitable margins, establish stable long-term relationships, obtain attractive payor mixes and recruit and retain high quality physicians and other providers and staff.

         SHR, which accounted for 15% of our net revenue less provision for uncollectibles for 2002, is the leading provider of permanent healthcare staffing services to military treatment facilities. The acquisition of SHR significantly expanded our base of business by providing an entry into a portion of the healthcare staffing market not previously served by us. In the military healthcare setting, the permanent staffing agreements are entered into on a three-way basis among a military hospital or clinic, SHR and a TRICARE (the U.S. military healthcare payor system) Regional Managed Care Support Contractor ("MCSC"), which functions as the paying entity. The decision to enter into, expand or cancel a staffing contract is made by the military commander. SHR currently has contracts with all four MCSCs (HealthNet Federal Services, Humana Military Healthcare Services, TriWest Healthcare Alliance and Sierra Military Healthcare Services) that serve the military market.

         The healthcare environment is very complex due to numerous Federal and state regulations and continual changes thereto, as well as diverse reimbursement policies and practices among the various government and insured payors for healthcare services. Healthcare providers are under significant pressure to improve the quality of care while at the same time minimizing the cost of such care. Traditional hospitals and military treatment facilities outsource the staffing and management of multiple clinical areas to contract management companies with specialized skills and standardized models to improve service, increase the quality of care and reduce administrative costs. Specifically, such healthcare facilities have become increasingly challenged to manage their clinical areas more effectively due to:

         -        increasing patient volume,

         -        complex billing and collection procedures, and

         - the legal requirement that hospital emergency departments examine and treat all patients.

         We believe we are well positioned to capitalize on outsourcing opportunities as a result of our:

         -        national presence,

         - sophisticated information systems and standardized procedures that enable us to efficiently manage staffing and administrative services as well as the complexities of the billing and collections process,

         - demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the healthcare facility, and

         - successful record of recruiting and retaining high quality physicians and other healthcare technicians and clinicians.

         In addition to the above, SHR has developed additional core competencies that has made it the largest provider of healthcare staffing to the military. Such additional competencies include the ability to:

         - provide a full range of staffing to meet the military market's needs, including physicians, para-professional providers, nurses, specialty technicians and administrative support staff, and

         - build strong relationships with key decision makers at military healthcare facilities through development of innovative solutions to meet their needs.

         Our regional operating models allow us to deliver locally focused services while benefiting from the operating efficiencies, infrastructure and capital resources of a large national provider.

         We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital emergency department and urgent care center sector and the military permanent staffing market. According to the Centers for Medicare and Medicaid Services ("CMS"), national healthcare spending in 2001 increased 8.7%. Hospital services have historically represented the single largest component of these costs, accounting for approximately 32% of total healthcare spending in 2001. According to industry sources, approximately 3,900 U.S. community hospitals operated hospital emergency departments and 81% of these hospitals outsourced their physician staffing and administrative services. In 2001, emergency department expenditures were approximately $20.0 billion, with emergency department physician services accounting for approximately $7.0 billion. According to the American Hospital Association, emergency departments handle approximately 106 million patient visits annually and up to 38% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 3% between 1997 and 2001.

         The military permanent healthcare staffing market is projected to increase to at least $750 million over the next five years, representing an approximate 6% compounded annual growth rate. Military hospitals have been the innovators and early adopters of permanent staffing. Faced with insufficient staffing levels and the inability to effectively recruit and retain physicians and nurses, military hospitals were underutilized. By increasing staffing levels, the military has been able to leverage excess facility space and "recapture" medical services, providing them on base at a lower cost to the Federal government.

COMPETITION

         The healthcare services industry is highly competitive and is subject to continuing changes in how services are provided and how providers are selected and paid. Competition for outsourced physician and other healthcare staffing and administrative service contracts is based primarily on:

         - the ability to improve department productivity and patient satisfaction while reducing overall costs,

         -        the breadth of staffing and management services offered,

         - the ability to recruit and retain qualified physicians, technicians and nursing staffing,

         -        billing and reimbursement expertise,

         - a reputation for compliance with state and federal regulations, and

         - financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

         While we compete in the emergency medicine marketplace with such national and regional groups as Emcare, Inc; PhyAmerica Physician Group, Inc.; The Schumacher Group; and NES, the majority of our competition comes from small, local groups as well as hospitals that employ their own physicians. There are presently no large direct national competitors in the anesthesia or radiology markets. In these staffing areas, we again compete with smaller groups and hospitals that employ their own physicians and other types of healthcare staffing. SHR is the leading provider of permanent staffing solutions to the military in the industry with an estimated 35% market share. Significant competitors of SHR include Sterling Medical Associates, PhyAmerica Government Services, JSA Healthcare and CR Associates.

COMPETITIVE STRENGTHS

         Although the healthcare services industry is highly competitive, we believe we are able to compete effectively due to the following strengths:

         Leading Market Position. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States and the largest provider of healthcare staffing on a permanent basis to military treatment facilities under the U.S. government's TRICARE Program. In addition, we provide outsourced radiology staffing and administrative services and have a growing presence in other hospital departments such as anesthesiology, pediatrics and inpatient services. We believe our ability to spread the relatively fixed costs of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share from other service providers. Furthermore, we have a geographically diverse base of over 1,046 health facility contracts or military treatment facility sub-contracts. In 2002, the largest single direct facility contract accounted for no more than 0.8% of our net revenue less provision for uncollectibles, and as a result, the loss of any one such contract would not significantly impact our financial performance. However, the SHR business is derived from securing sub-contracts from the four MCSC's that serve as the prime contractors for TRICARE. Payments for its services are received by SHR directly from the applicable MCSC. The percentage of the Company's consolidated and SHR's net revenues less provision for uncollectibles derived from each of the four MCSC's is as follows:

                         CONSOLIDATED           SHR
                         ------------           ----
MCSC #1                      8.1%               54.6%
MCSC #2                      4.2                28.3
MCSC #3                      2.5                17.0
MCSC #4                       --                 0.1
                            ----               -----
                            14.8%              100.0%
                            ====               =====

         Regional Operating Models Supported by a National Infrastructure. We service our agreements from fourteen regional management sites organized under eight operating units, which allows us to deliver locally focused services with the resources and sophistication of a national provider. Our local presence creates closer relationships with healthcare facilities, resulting in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to both local hospital and military treatment facility administrators, who generally are involved in making decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional management sites with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts and risk management. We believe our regional operating models supported by our national infrastructure improve productivity and quality of care while reducing the cost of care.

         Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentials coordination and payroll functions among our regional management sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a locally-based service provider. Over the last four years, we have spent over $21 million to develop and maintain integrated, advanced systems to facilitate the exchange of information among our operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, our WaitLoss(TM) process improvement program and our TeamWorks(TM) physician database and software package. As a result of these investments and the company-wide application of best practices, we believe our average cost per patient billed and average cost per physician and other healthcare professionals recruited are among the lowest in the industry. The strength of our information systems has enhanced our ability to collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

         Ability to Recruit and Retain High Quality Physicians. A key to our success has been our ability to recruit and retain high quality physicians to service our contracts. While our local presence gives us the knowledge to properly match physicians with hospitals and military treatment facilities, our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, advanced information and reimbursement systems and standardized procedures. Furthermore, we offer physicians substantial flexibility in terms of geographic location, type of facility, scheduling of work hours, benefits packages and opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base. We believe we have among the highest physician retention rates in the industry.

         Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with Team Health and its predecessor entities since 1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industry. Members of our management team have, with the inclusion of performance-based options, an indirect fully diluted ownership interest of approximately 20.7%. As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

GROWTH STRATEGY

         Key elements of our growth strategy include the following:

         Increase Revenue from Existing Customers. We have a strong record of achieving growth in revenue from our existing customer base. In 2002, net revenue less provision for uncollectibles from steady state contracts (excluding newly acquired SHR related contracts) grew by approximately 5.7% on a year over year basis. Since the inception of SHR, its growth has been achieved entirely through internal sales efforts reflecting its market leadership position, core competencies, experienced operating managers and field staff. We plan to continue to grow revenue from existing customers by:

         -        capitalizing on increasing patient volumes,

         - continuing to improve documentation of care delivered, thereby capturing full reimbursement for services provided,

         -        implementing fee schedule increases, where appropriate,

         - increasing the scope of services offered within contracted healthcare facilities,

         - capitalizing on our financial strength and resources with respect to potential clients looking for financial stability among various alternative providers when making their outsourcing decision, and

         - increasing staffing levels at current SHR sites of service as the result of military commanders realizing the benefits of outsourcing their staffing needs resulting in entering into new agreements with a military treatment facility to staff a new department (e.g. pediatric, cardiology, neurology, etc.) since a typical staffing agreement only covers one specific department, or by such facilities increasing the number of positions staffed under an existing agreement in order to increase the size or productivity of a given department.

         Capitalize on Industry Trends to Win New Contracts. We seek to obtain new contracts by:

         - replacing contract management companies at hospitals that currently outsource their services,

         - obtaining new contracts from healthcare facilities that do not currently outsource, and

         - expanding our present base of military treatment facility contracts by demonstrating the economic benefits of our service arrangements to such facilities.

         We believe the number of high volume hospital clinical departments will grow as patient visits increase and hospital consolidation continues.

         Furthermore, we believe that our ability to gain a greater market share of larger volume hospital clinical departments and the permanent military staffing market is enhanced as a result of our:

         -        national presence,

         - sophisticated information systems and standardized procedures that enable us to efficiently manage our core staffing and administrative services as well as the complexities of the billing and collections process,

         - demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the healthcare facility,

         - successful record of recruiting and retaining high quality physicians and other healthcare professionals, and

         -        financial strength and resources.

         Since 2000, excluding the SHR business, we have been awarded 119 new outsourced contracts. During this same time period, SHR has been awarded over 327 contracts to service areas of military treatment facilities with outsourced healthcare staffing.

         Expansion of Military Staffing Market Penetration. The medical staffing market in governmental settings is expected to experience continued growth due to the growth of military healthcare expenditures coupled with the well-documented shortage of nurses and other healthcare professionals. The key growth drivers of the government staffing market are:

         - government "Optimization" plan implementation. The government is critically aware of the healthcare costs it bears when individuals entitled to military healthcare go off base for healthcare treatments. As such, it has implemented an "Optimization" plan that seeks to recapture this spending primarily through increased staffing levels of healthcare providers on base. By recapturing medical services through augmented military staffing, the government has saved an estimated $500 million in 2000 and is targeting to increase its savings by at least 10% per year,

         - potential increase in TRICARE enrollment. One of the key drivers of the permanent military medical staffing market is the government's offer of healthcare benefits for "life". TRICARE for Life, which was brought about by legislation enacted in 2002, has increased the number of retirees eligible for care under TRICARE from an estimated 50,000 retirees to an estimated 300,000 retirees by extending TRICARE benefits to military retirees who are over the age of 65 years and are currently receiving their healthcare needs through the Medicare Program, and

         -        decrease in active duty and government employed staff (GS).
                  The 130,000 active-duty and government employed staff is not expected to grow in the near future due to budgetary constraints of the federal government. This number has decreased from approximately 143,000 since the mid-1990s and we are anticipating a similar trend over the next decade. As the GS staff is reduced, the opportunity to prevent the loss of current military hospital services into civilian community hospitals at a greater cost to the government presents itself.

         Grow through Acquisitions. We intend to continue to pursue strategic acquisitions of contracts currently held by local and regional physician groups as well as complementary healthcare staffing and related medical billing companies as such opportunities are presented to us. Many physician groups are faced with increasing pressure to provide the systems and services of a larger organization. In addition, some smaller physician groups lacking in certain economies of scale have experienced recent significant increases in the cost and thus affordability of medical malpractice insurance beyond that experienced by us. This circumstance affords us a cost advantage in competing for new business and acquisitions. We have developed and implemented a disciplined acquisition methodology utilized by our in-house mergers and acquisitions team. Since January 1, 2000, we have completed eight acquisitions with current annualized revenues of approximately $222 million. We expect to continue to fund acquisitions using our existing cash and credit line resources.

INDUSTRY

         According to CMS, national health spending in 2001 increased 8.7%, compared to an increase of 6.9% in 2000. The 1.8% gain in the rate of spending growth primarily reflects an increase in medical related inflation, with only a 1.1% gain in real spending. Public spending increased its pace in 2001 with growth of 9.4%, up from 7.0% in 2000. Private spending growth also accelerated in 2001, led by 10.5% growth in private health insurance premiums. Growth in expenditures in 2000 and 2001 slightly outpaced growth in gross domestic product
(GDP). The healthcare share of GDP increased from 13.3% in 2000 to 14.1% in 2001. Recent reports of continuing health inflation suggest further increases in the near future. Hospital services have historically represented the single largest component of these costs, accounting for approximately 32% of total healthcare spending in 2001.

         In the increasingly complex healthcare regulatory, managed care and reimbursement environment, healthcare facilities are under significant pressure from the government and private payors to both improve the quality and reduce the cost of care. In response, such healthcare facilities have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs. In addition, the healthcare industry is continuing to experience an increasing trend toward outpatient treatment rather than the traditional inpatient treatment. Healthcare reform efforts in recent years have placed an increasing emphasis on reducing the time patients spend in hospitals. As a result, the severity of illnesses and injuries treated in an emergency department or other hospital setting is likely to continue to increase.

         Emergency Medicine. According to the American Hospital Association, approximately 3,900 community hospitals in the United States operate emergency departments, and approximately 81% of these hospitals outsource their physician staffing and management for this department. In 2001, emergency department expenditures were approximately $20.0 billion, with emergency physician services accounting for approximately $7.0 billion. In 2001, emergency departments handled over 106 million patient visits, and up to 38% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 3% between 1997 and 2001.

         The market for outsourced emergency department medical and administrative services is highly fragmented. Approximately 61% of the market is served by a large number of small, local and regional physician groups. These local providers generally lack the depth of services and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

         Military Staffing. Permanent civilian staffing is used extensively in military hospitals today and we believe that this model will gain acceptance within other government markets as hospital administrators grapple with shortages of physicians, para-professional providers, nurses and specialty technicians coupled with a growing demand for services. Industry sources project the military permanent medical staffing market to increase from $572 million to at least $750 million over the next five years, representing a 6% compounded annual growth rate. Military hospitals have been among the innovators and early adopters of permanent staffing. Faced with insufficient staffing levels and the inability to effectively recruit and retain sufficient numbers of physicians and nurses, military hospitals were losing patients to more costly civilian hospitals. By increasing staffing levels, the military has been able to leverage excess facility space and "recapture" medical services, providing them on base at a lower cost to the federal government.

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

         The national shortage of radiologists presents an advantage to a company like Team Health that has the resources to effectively recruit in the current tight marketplace. The current market for radiologists and their services has altered the traditional fee-for-service compensation arrangement with a hospital. We more frequently in today's market for radiology services are entering into cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. As with the outsourced hospital emergency department clinical and administrative services, the market for outsourced radiology services is highly fragmented and served by a large number of small, local and regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment and information systems required to meet the increasingly complex needs of hospitals.

         Anesthesiology. The American Society of Anesthesiologists estimates that 40 million anesthetics are administered each year in America and that 90% involve an MD anesthesiologist ("MDA"). The net collected total revenue market for anesthesiologist services is estimated to be $11.5 billion. This market is served primarily by groups of physicians whose size ranges from 25-40 MDA's. There are very few groups having in excess of 60 MDA's per group. The groups are largely self-governed and many enjoy exclusive contracts with hospitals and outpatient centers requiring anesthesia services. The majority of the groups require various management services with most groups contracting out their billing needs to third-party providers of such services. There is not a dominant provider of management services to anesthesia groups. We believe that following an acquisition completed in January 2001, we are one of the largest single providers of management services to anesthesia groups.

         Inpatient Services (Hospitalist). According to the National Association of Inpatient Physicians (NAIP), a hospitalist is "a doctor whose primary professional focus is the general medical care of hospitalized patients." A recent study by the NAIP indicates that hospitals employed 50% more hospitalists in 1999 than in 1997. There are presently approximately 7,000 - 8,000 practicing hospitalists in the U.S., and a recent analysis projects an ultimate hospitalist workforce of approximately 20,000, making it comparable in size to cardiology. An article in the January 2002 issue of the Journal of the American Medical Association reported that the implementation of hospitalist programs was associated with significant reductions in resource use, usually measured as hospital costs (average decrease of 13.4%) or average length of stay (average decrease of 16.6%). Studies of patient satisfaction levels indicated no change in using a hospitalist model, and several studies have indicated improved clinical outcomes, such as inpatient mortality and readmission rates.

         There are several factors that portend continued growth of the hospitalist model, including cost pressures on hospitals, physician groups and managed care organizations; the increased acuity of hospitalized patients and the accelerated pace of their hospitalizations; and the time pressures of primary care physicians in the office. We believe there is potential for significant growth in this service line over the coming years.

CONTRACTUAL ARRANGEMENTS

         In 2002, approximately 61% of our net revenue less provision for uncollectibles was generated under fee-for-service arrangements. Our contracts with military treatment facilities are primarily hourly rate contracts but also include fee-for-service contracting. As a result of the acquisition of SHR, a growing percentage of our consolidated net revenues are being derived from hourly contracts. Neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with obtaining and staffing the contracts.

         Our contracts with hospitals generally have terms of three years. Our contracts with military treatment facilities are generally for one year and are in the form of a subcontractor relationship with the prime contractor holding a contract with the government. Both forms of contracts are generally automatically renewable under similar terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our hospital contracts is approximately seven years. SHR's contracts with the four MCSC's have been in place since 1995 to 1998, which are the inception dates of participation by the MCSC's in the TRICARE program.

         Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee-for-service contracts and flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting our affiliated physicians medical staff privileges and exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such medical services. Under the fee-for-service arrangements, we bill patients and third party payors for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payor mix, we may also receive supplemental revenue from the hospital. In a fee-for service arrangement, we accept responsibility for billing and collection.

         Under flat-rate contracts, the hospital performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays a contractually negotiated fee.

         Military Treatment Facilities. Our contracts with military treatment facilities are similar to our contracts with hospitals in that we contract on both an hourly or fee-for-service basis. We provide permanent staffing solutions to military treatment facilities primarily under hourly rate contracts as a subcontractor to the prime contractor holding a contract with the government. Other contractual arrangements include fee-for-service contracts where we bill and collect the charges for medical services provided by our contracted healthcare professionals. In a fee-for service contract we accept responsibility for billing and collection.

         Physicians. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically either (1) pay physicians an hourly rate for each hour of coverage provided at rates comparable to the market in which they work;
(2) an incentive-based payment, or (3) a combination of both a fixed rate and an incentive component. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

         Our contracts with physicians are generally perpetual and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2002, we had working relationships with approximately 3,000 physicians, of which approximately 2,400 were independently contracted.

         Other Healthcare Professionals. We provide, through SHR contractual agreements, para-professional providers, nurses, specialty technicians and administrative support staff on a long-term contractual basis. These healthcare professionals are compensated on an hourly or fee-for-service basis depending on the arrangements in the staffing agreement. As of December 31, 2002 we employed approximately 3,200 other healthcare professionals.

SERVICE LINES

         We provide a full range of outsourced physician staffing and administrative services in emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other departments of a hospital. We also provide a full range of healthcare management services to military treatment facilities for the beneficiaries of U.S. military personnel through TRICARE. In addition to physician related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing. As hospitals and other healthcare providers continue to experience pressure from managed care companies and other payors to reduce costs while maintaining or improving the quality of service, we believe hospitals and other contracting parties will increasingly turn to a single-source with an established track record of success for outsourced physician staffing and administrative services. We believe that this has also been a significant factor in the successful growth of SHR in the area of military treatment facilities. As the outsourcing trend continues, we believe our delivery platform of regional site management supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our larger competitors.

         Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for hospital emergency departments in the United States. Approximately 65% of our net revenue less provision for uncollectibles in 2002 came from hospital emergency department contracts. As of December 31, 2002, we independently contracted with or employed approximately 2,600 hospital emergency department physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Publications such as the Emergency Physician Legal Bulletin(TM) and Case Studies of Customer Service in the Emergency Department(TM) are delivered to all client hospitals and physicians on a quarterly basis. Physician documentation templates promote compliance with federal documentation guidelines, enhance patient care and risk management and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

         In the past three years, Team Health acquired eight contracts as a result of the acquisition of two hospital emergency department and physician groups. The acquired hospital emergency department contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 visits per year. During this period we have also successfully negotiated 71 new outsourced hospital emergency department contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

         Partially offsetting the growth in the number of hospital emergency department contracts attributed to acquisitions and direct sales are contract terminations. In the past three years, 73 hospital emergency department contracts in total were terminated. Hospital cancellations can be attributed to a number of factors, including consolidation among hospitals, medical staff politics and pricing. In 2002, we experienced a net loss of five emergency department contracts.

         Radiology. We provide outsourced radiology physician staffing and administrative services in the United States both on a fee-for-service basis as well as increasingly on a cost-plus basis with hospitals. We contract directly with radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. As of December 31, 2002, we independently contracted with or employed approximately 45 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers. We believe the advantages of contracting with us include our ability to provide 24-hour radiology coverage through a combination of on-site services and/or teleradiology coverage, a means of electronically transmitting patient images and consultative text from one location to another.

         Locum Tenens. We provide temporary staffing of physicians and para-professionals to hospitals and other healthcare provider organizations through Daniel and Yeager, Inc. Specialties placed through Daniel and Yeager include anesthesiology, radiology, primary care, and emergency medicine among others. Revenues from our locum tenens services are generally derived from a standard contract rate based upon the type of service provided. During the past three years, our locum tenens business has experienced an 81.5% increase in business volume as measured by the number of hours staffed due to additional demand for temporary specialty staffing.

         Inpatient Services. We also provide outsourced physician staffing and administrative services for inpatient services, which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost-plus or flat rate basis. As of December 31, 2002, we independently contracted with or employed approximately 220 inpatient physicians. Since 2000, we experienced net revenue and contract growth in our inpatient services business primarily due to new contract sales and to a lesser extent, rate increases on existing contracts.

         Anesthesiology. We began providing a wide range of management services to anesthesiology practices on a fee basis in 2001 following our acquisition of Integrated Management Services, Inc. ("ISMS"). Services provided by ISMS include strategic management, management information systems, third-party payor contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services using proprietary anesthesia management practice software. On January 1, 2002, we acquired the operations of L&S Medical Management, Inc. ("L&S"). L&S provides billing and other management services on a management fee basis to anesthesiologist practices. Both ISMS and L&S have been organized under an anesthesiologist operating unit known as "THAMS" (Team Health Anesthesiology Management Services). THAMS currently provides management and/or billing services to thirteen integrated anesthesia practices with approximately 430 providers under management. Overall, we are able to offer essential services to anesthesiologist groups that enable them to focus on the clinical practice of medicine while leaving the day-to-day management and governance issues related to their groups to us.

         Pediatrics. We also provide outsourced pediatrics physician staffing and administrative services for general and pediatric hospitals. We provide these services on a cost-plus or flat rate basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 2002, we independently contracted with or employed approximately 115 pediatric physicians providing pediatric services in such settings. Since 2000, we have experienced net revenue and contract growth in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts. In addition, in 2002 we acquired the assets and operations of three after-hours and weekend pediatric services locations.

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

         Other Non-Physician Staffing Services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing are provided primarily in military treatment facilities by our SHR operating unit. These services are provided either on a fee-for-service basis or most frequently, on a contract basis. As a result of the acquisition of SHR on May 1, 2002, revenues less provision derived from such non-physician staffing services grew to approximately 9.0% of our revenues in 2002.

SERVICES

         We provide a full range of outsourced physician and non-physician healthcare professional staffing and administrative services for emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other areas of healthcare facilities.

         Our outsourced staffing and administrative services include:

         -        contract management,

         -        staffing,

         -        recruiting,

         -        credentials coordination,

         -        scheduling,

         -        payroll administration and benefits,

         -        information systems,

         -        consulting services,

         -        billing and collection,

         -        risk management,

         -        continuing education services, and

         -        management training.

         Contract Management. Our delivery of services for a clinical area of a healthcare facility is led by an experienced contract management team of clinical and other healthcare professionals. The team includes a regional medical director, an on-site medical director and a client services manager. The medical director is a physician with the primary responsibility of managing the physician component of a clinical area of the facility. The medical director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the medical director works closely with the regional operating unit operations staff to meet the clinical area's ongoing recruiting and staffing needs.

         Staffing. We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. As a result of our staffing services, healthcare facilities can focus their efforts on improving their core business of providing healthcare services for their communities as opposed to recruiting and managing physicians. We also provide temporary staffing services of physicians and other healthcare professionals to healthcare facilities on a national basis.

         Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of approximately 45 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

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

         Credentials Coordination. We gather primary source information regarding physicians to facilitate the review and evaluation of physicians' credentials by healthcare facility.

         Scheduling. Our scheduling department assists medical directors in scheduling physicians and other healthcare professionals within the clinical area on a monthly basis.

         Payroll Administration and Benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract to provide physician staffing and administrative services. Our clinical employees benefit significantly by our ability to aggregate physicians and other healthcare professionals to negotiate more favorable employee benefit packages and professional liability coverage than many hospitals or physicians could negotiate on a stand-alone basis. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of the payroll and, where applicable, employee benefits.

         Information Systems. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include TeamWorks(TM), a national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentials coordination, automated application generation, scheduling and payroll operations.

         Consulting Services. We have a long history of providing outsourced physician staffing and administrative services to healthcare facilities and, as a result, have developed extensive knowledge in the operations of certain areas of the facilities we service. As such, we provide consulting services to healthcare facilities to improve the productivity, quality and cost of care delivered by them. These service include:

         - Process Improvement. We have developed a number of utilization review programs designed to track patient flow and identify operating inefficiencies. To rectify such inefficiencies, we have developed a Fast Track system to expedite patient care in the hospital emergency department and urgent care center by separating patients who can be treated in a short period of time from patients who have more serious or time-consuming problems. Fast Track patients, once identified through appropriate triage categorization, are examined and treated in a separate area of the hospital emergency department and urgent care center, controlled by its own staff and operational system. We have substantial experience in all phases of development and management of Fast Track programs, including planning, equipping, policy and procedure development, and staffing. In addition, we employ WaitLoss(TM), a proprietary process improvement system designed to assist the hospital in improving the efficiency and productivity of a department.

         - Quality Improvement. We provide a quality improvement program designed to assist a healthcare facility in maintaining a consistent level of high quality care. It periodically measures the performance of the healthcare facility, based on a variety of benchmarks, including patient volume, quality indicators and patient satisfaction. This program is typically integrated into our process improvement program to ensure seamless delivery of high quality, cost-effective care.

         - Managed Care Contracting. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payors. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payors, physicians and hospitals. We provide managed care consulting services in the areas of contracting, negotiating, reimbursement analysis/projections, payor/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payors continue to be traditional fee-for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

         - Nursing Services. We maintain highly regarded, experienced nurse consultants on our client support staff. These nurse consultants provide assistance to nurse managers and medical directors of the client healthcare facility on issues regarding risk management and total quality management. In addition, the nurse consultants are available to make site visits to client facilities on request to assess overall operations, utilization of personnel and patient flow.

         Billing and Collection. Our billing and collection services are a critical component of our business. Excluding the SHR business which has its own proprietary billing processes, our billing and collections operations are concentrated in five core-billing facilities and operate on a uniform billing system--the IDX software system. The IDX system has proven to be a powerful billing and accounts receivable software package with strong reporting capabilities. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is the electronic registration interface that gathers registration information directly from a hospital's management information system. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have markedly diminished labor and postage expenses. At the present time, approximately 94% of our approximately non-SHR six million billed annual patient encounters are being processed by one of the five billing facilities.

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

         Through our risk management staff, quality assurance staff and our medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits.

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

SALES AND MARKETING

         Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of 19 sales professionals located throughout the country. Each sales professional is responsible for developing sales and acquisition opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to a request for proposal.

         Although practices vary from healthcare facility to healthcare facility, healthcare facilities generally issue a request for proposal with demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of a telemarketing program, Internet website, journal advertising, and a direct mail and lead referral program.

OPERATIONS

         We currently operate through eight operating units with management located at fourteen regional sites. Our regional sites are listed in the table below. The operating units are managed semi-autonomously, in most cases by senior physician leaders, and are operated as profit centers with the responsibility for pricing new contracts, recruiting and scheduling physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

NAME                                                                       LOCATION               PRINCIPAL SERVICES
----                                                                       --------               ------------------
AHP..............................................................           Tampa, FL                 Pediatrics
Daniel and Yeager................................................         Huntsville, AL             Locum Tenens
Emergency Coverage Corporation...................................         Knoxville, TN                   ED
Emergency Physician Associates...................................          Woodbury, NJ                   ED
Emergency Professional Services..................................     Middleburg Heights, OH              ED
Health Care Financial Services...................................         Plantation, FL               Billing
InPhyNet Medical Management......................................       Ft. Lauderdale, FL                ED
Northwest Emergency Physicians...................................          Seattle, WA                    ED
Spectrum Healthcare Resources....................................         St. Louis, MO           Military Staffing
Southeastern Emergency Physicians................................         Knoxville, TN                   ED
Team Anesthesia..................................................         Knoxville, TN             Anesthesiology
Team Health Southwest............................................          Houston, TX                    ED
Team Health West.................................................         Pleasanton, CA                  ED
Team Radiology...................................................         Knoxville, TN               Radiology

INSURANCE

         We require the physicians with whom we contract to obtain professional liability insurance coverage. For both our independently contracted and employed physicians, we typically arrange the provision of claims-made coverage with per incident and annual aggregate per physician limits and per incident and annual aggregate limits for all corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

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

EMPLOYEES

         As of December 31, 2002, we had approximately 6,700 employees, of which approximately 3,800 were physicians and other healthcare professionals with remaining employees working in billing and collections, operations and administrative support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

REGULATORY MATTERS

         General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal and state governmental entities as well as local governmental entities. The management services provided by us under contracts with hospitals and other clients include (collectively, "Management Services"):

         - the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, radiology and other services at hospitals, out-patient imaging facilities and other facilities,

         - utilization and review of services and administrative overhead,

         - scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities, and

         - administrative services such as billing and collection of fees for professional services.

         All of the above services are subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations related to these laws may affect the operations and contractual relationships of Team Health.

         State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. We currently provide outsourced physician staffing and administrative services to healthcare facilities in 42 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians. In 2002, we derived approximately 13% of our net revenue less provision for uncollectibles from services rendered in the state of California. The laws of some states, including Florida, do not prohibit non-physician entities from practicing medicine but generally retain a ban on some types of fee splitting arrangements. In 2002, we derived approximately 21% of our net revenues less provision for uncollectibles from services rendered in the state of Florida.

         While we seek to comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including non-competition agreements with physicians, professional corporations and hospitals will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee-splitting.

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

         In 1998, the Department of Health and Human Services issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, might constitute illegal remuneration under the federal anti-kickback statute. The Department of Health and Human Services' analysis was apparently based on a determination that the proposed management services arrangement included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the Department of Health and Human Services. Nevertheless, we cannot assure you that the Department of Health and Human Services (of which CMS is a part) will not be able to successfully challenge our arrangements under the federal anti-kickback statute in the future.

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

         In addition to the federal False Claims Act, at least five states--California, Illinois, Florida, Tennessee, and Texas--have enacted laws modeled after the False Claims Act that allow these states to recover money which was fraudulently obtained by a healthcare provider from the state such as Medicaid funds provided by the state.

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

         The Health Insurance Portability and Accountability Act of 1996 "HIPAA". HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation.

         In August 2000, the Health and Human Services agency ("HHS") issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including our Company, are required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. The Company received confirmation from CMS of CMS's receipt of its request and is therefore required to comply with these regulations by October 16, 2003.

         In December 2000, HHS issued final regulations concerning the privacy of healthcare information which were subsequently clarified in August 2002. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or verbally. All affected entities, including our Company, are required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

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

BUSINESS RISKS

         Our Substantial Indebtedness Could Make it More Difficult to Pay Our Debts, Divert Our Cash Flow from Operations for Debt Payments, Limit Our Ability to Borrow Funds and Increase Our Vulnerability To General Adverse Economic and Industry Conditions. We have a significant amount of indebtedness. As of December 31, 2002 we had total indebtedness of $320.5 million. Our substantial indebtedness could have important consequences to our business. For example, it could:

         - make it more difficult to pay our debts as they become due during general negative economic and market industry conditions because if our revenues decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments,

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt,

         - require a substantial portion of our cash flow from operations for debt payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and

         -        limit our ability to borrow additional funds.

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

         We Could Be Subject to Medical Malpractice Lawsuits, Some of Which We May not Be Fully Insured Against. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not principally engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we cannot assure you that we will not become involved in this type of litigation in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us. We typically provide claims-made coverage to affiliated physicians and other healthcare practitioners with per incident limits and per physician limits for all incidents. In addition, we obtain claims-made coverage for Team Health and other corporate entities with per incident and annual aggregate limits. We believe such limits are appropriate based on our historical claims, the nature and risks of our business and standard industry practice. Nevertheless, we cannot assure you that the limits of coverage will be adequate to cover losses in all instances. We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of medical malpractice claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims. We provide insurance to cover such incurred-but-not-reported claims. This type of insurance is generally referred to as "tail coverage." With respect to those physicians for whom we provide tail coverage, we accrue professional insurance expenses based on estimates of the cost of procuring tail coverage. We cannot assure you that a future claim will not exceed the limits of available insurance coverage or that such accrual will be sufficient to cover any risks assumed by Team Health.

         The Company has historically obtained medical malpractice insurance with insurance companies that has generally been determined to be adequate to cover its medical malpractice loss exposures. The Company's insurance policy in effect for all of 2002 for such potential claims ended March 11, 2003. The current insurance market for medical malpractice insurance coverage has changed significantly during the two years since the Company's last policy renewal. Several significant insurance providers of such coverage have ceased to provide such coverage and others have announced substantial rate increases for such coverage. Because of the Company's significant volumes of patient encounters, the number of insurance carriers in the market place with the ability to provide such level of coverage for the Company has become increasingly more limited and, as a result, more costly. Effective March 12, 2003 the Company began insuring its professional liability risks through a program of self-insurance reserves and a captive insurance company arrangement. Under this program, the Company will provide reserves for its actuarily determined professional liability losses, including an estimate for claims incurred but not reported ("IBNR"). A portion of those claims, as determined actuarily, will be funded using a captive insurance company arrangement. The captive insurance company is subject to insurance regulatory laws and regulations, including actuarially determined premiums and loss reserve requirements. Under the new insurance program, the Company's exposure for claim losses is not "capped". While the Company's provisions for professional liability claims and expenses will be determined through actuarial estimates, there can be no assurance that such actuarial estimates will not be exceeded by actual results in the future.

         The Department of Defense has issued a request for proposal that could alter the way we conduct our military business. A substantial portion of our revenue is derived from services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. We currently provide our services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program. On August 1, 2002, the Department of Defense issued a request for proposals ("RFP") for the managed care support contracts, also known as TRICARE Next Generation ("T-Nex"). The intent of the RFP is to replace the existing managed care support contracts on a phased-in basis between April 2004 and November 2004.

         The responses to the RFP by interested managed care organizations were submitted in January 2003. We have been actively pursuing contractual relationships with several of the managed care organizations responding to the RFP's. The current T-Nex proposal provides for awarding prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of such prime contracts is currently expected to occur in mid-2003 with the start of the delivery of healthcare services in 2004 as noted above.

         The impact on our results of operations resulting from the changes stemming from the T-Nex proposal are not known or able to be estimated at this time. In the event that the managed care organizations that we have established relationships with in response to the RFP process are not awarded prime contracts, we expect that we will be able to pursue direct service contracts with individual military treatment facilities. The potential success and impact on our results of operations in obtaining direct service contracts is similarly not known or able to be estimated at this time. If we are unable to establish contracts with military treatment facilities either directly or through managed care organizations, then it could have a material adverse effect on our financial condition and results of operations.

         We May Incur Substantial Costs Defending Our Interpretations of Government Regulations and if We Lose the Government Could Force Us to Restructure and Subject Us to Fines, Monetary Penalties and Exclusion from Participation in Government Sponsored Programs such as Medicare and Medicaid. Our operations and arrangements with healthcare providers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs. Of particular importance are:

                  (1) provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, that, subject to limited exceptions, prohibit physicians from referring Medicare patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity,

                  (2) provisions of the Social Security Act, commonly referred to as the "anti-kickback statute," that prohibit the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid,

                  (3) provisions of the Health Insurance Portability and Accountability Act of 1996 that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services,

                  (4) the federal False Claims Act that imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government,

                  (5) reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare programs,

                  (6) similar state law provisions pertaining to anti-kickback, self-referral and false claims issues,

                  (7) state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians,

                  (8) laws that regulate debt collection practices as applied to our internal collection agency and debt collection practices,

                  (9) federal laws such as the Emergency Medical Treatment and Active Labor Act of 1986 that require the hospital and emergency department or urgent care center physicians to provide care to any patient presenting to the emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay, and similar state laws, and

                  (10) state and federal statutes and regulations that govern workplace health and safety.

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

         In the ordinary course of business and like others in the healthcare industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. We review such requests and notices and take appropriate action. We have been subject to certain requests for information in the past and could be subject to such requests for information in the future, which could result in significant penalties, as well as adverse publicity. The results of any current or future investigation or action could have a material adverse effect.

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

         We use a "lockbox" model which we believe complies with the Medicare reassignment rules and we have notified Medicare carriers of the details of our lockbox billing arrangement. With respect to Medicare services that our independently contracted physicians render, Medicare carriers send payments for the physician services to a lockbox bank account under the control of the physician. The physician, fulfilling his contractual obligations to us, then directs the bank to transfer the funds in that bank account into a company bank account. In return, we pay the physician an agreed amount for professional services provided and provide management and administrative services to or on behalf of the physician or physician group. However, we cannot assure you that government authorities will not challenge our lockbox model as a result of changes in the applicable statutes and regulations or new interpretations of existing statutes and regulations.

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

         We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that the federal government will not impose further reductions in the Medicare physician fee schedule in the future. These reductions could reduce our revenues.

         During 2002, the Medicare program announced that its physician reimbursement rates would decline in 2003 by approximately 4.4%. Subsequently in February 2003, as part of the Omnibus Fiscal Year 2003 Appropriations Bill, Congress passed legislation that rescinded the planned rate reduction and instead approved an increase in physician rates effective March 1, 2003 of approximately 1.6%. The President signed the Omnibus Fiscal Year 2003 Appropriations Bill into law on February 20, 2003. We had previously estimated the impact of the scheduled decrease in physician reimbursement rates on our net revenues less provision for uncollectibles in 2003 from Medicare and other insurance plans with fee schedules based on Medicare rates at approximately $4.9 million based on the Company's 2002 patient volume. As a result of the legislative change in February 2003, we now estimate that we will realize an increase in such revenues in 2003 from Medicare and other related revenue sources of approximately $1.3 million.

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

         A Reclassification of Our Independent Contractor Physicians by Tax Authorities Could Require Us to Pay Retroactive Taxes and Penalties. As of December 31, 2002, we contracted with approximately 2,400 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

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

         Our Revenue Could Be Adversely Affected by a Net Loss of Contracts. The average tenure of our existing contracts with non-military clients is approximately seven years. Typically, either party may automatically renew these contracts on the same terms unless the other party has given notice of an intent not to renew. Likewise, generally, either party may terminate these contracts upon notice of as little as 30 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will not experience a net loss of contracts in the future and that any such net loss would not have a material adverse effect on our operating results and financial condition.

         We May Not Be Able to Find Suitable Acquisition Candidates or Successfully Integrate Completed Acquisitions into Our Current Operations in Order To Profitably Operate Our Consolidated Company. When we obtain new contracts with hospitals and managed care companies, which increasingly involves a competitive bidding process, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins or otherwise meet our objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make the integration of new contracts, as well as maintenance of existing contracts, more difficult. A significant portion of our growth in net revenue has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. Our strategy of growing through acquisitions could present some challenges. Some of the difficulties we could encounter include, problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, and accurately projecting physician and employee costs. Our strategy of growing through acquisitions is also subject to the risk that we may not be able to identify suitable acquisition candidates in the future, we may not be able to obtain acceptable financing or we may not be able to consummate any future acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

         We May Not Be Able to Successfully Recruit and Retain Qualified Physicians to Serve as Our Independent Contractors or Employees. Our ability to recruit and retain affiliated physicians and qualified personnel significantly affects our performance at hospitals and urgent care clinics. In the recent past, our client hospitals have increasingly demanded a greater degree of specialized skills in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities we contract with, we must recruit physicians to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success depends on our ability to recruit and retain competent physicians to serve as our employees or independent contractors. We may not be able to attract and retain a sufficient number of competent physicians and other healthcare professionals to continue to expand our operations. We believe that we have experienced a loss of contracts in the past because of our inability to staff those contracts with qualified physicians. In addition, there can be no assurance that our non-competition contractual arrangements with affiliated physicians and professional corporations will not be successfully challenged in certain states as unenforceable. We have contracts with physicians in many states. State law governing non compete agreements varies from state to state. Some states are reluctant to strictly enforce non compete agreements with physicians. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us--potentially resulting in the loss of some of our hospital contracts and other business.

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

         Additional factors that could complicate our billing include:

         - disputes between payors as to which party is responsible for payment,

         - variation in coverage for similar services among various payors,

         - the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by responsible parties, and

         - failure to obtain proper physician credentialing and documentation in order to bill various commercial and governmental payors.

         To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts.

         We Are Subject to the Risk That Caremark Rx, Inc. ("Caremark") (formerly known as "MedPartners, Inc.") Will Be Unable to Fulfill Its Obligations to Us Under a Recapitalization Agreement. Under a 1999 recapitalization agreement, each of Caremark and Physician Services, Inc. have indemnified, jointly and severally, subject to some limitations, Team Health Holdings and us against losses resulting from: (1) any misrepresentation or breach of any warranty or covenant of Caremark or Physician Services, Inc. contained in the recapitalization agreement, a claim for which is made in most cases within the 18 months following the closing of the recapitalization; (2) some claims or audits by governmental authorities; and (3) litigation matters specified in the recapitalization agreement, including some medical malpractice claims to the extent not covered by third-party insurance. With respect to some matters, we are only indemnified if our losses from certain indemnification claims exceed $3.7 million and do not exceed a total of $50 million. There is no basket or limit on the total payments with respect to other specified misrepresentations or breaches of warranties and some litigation matters. A significant negative change in the financial condition of Caremark could prevent Caremark from fulfilling its indemnification obligations. As such, with respect to the indemnification rights granted to us in connection with the recapitalization, we are subject to Caremark's credit risk.

         We are Subject to the Risk That the Former Shareholders of SHR Will Be Unable to Fulfill Their Obligations to Us under a Sale Agreement. In connection with the acquisition of SHR on May 1, 2002, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $0.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

ITEM 2.           PROPERTIES

         We lease approximately 39,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease facilities for the operations of the clinics, billing centers, and certain regional operations. We believe our present facilities are adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to ten years and monthly rents ranging from approximately $3,000 to $53,000. Our aggregate monthly lease payments total approximately $550,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended December 31, 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         There is no public market for the equity securities of the Company. There were two holders of record of the Company's equity securities as of December 31, 2002. The Company has not declared any dividends on its shares of its common stock during fiscal years 2002 and 2001.

ITEM 6.           SELECTED HISTORICAL FINANCIAL AND OTHER DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data presented below for the three-year period ended December 31, 2002 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data presented below for the two-year period ended December 31, 1999 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements that are not included in this report.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                  2002           2001           2000           1999           1998
                                              ------------   ------------   ------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue ..............................    $  1,230,703   $    965,285   $    918,974   $    852,153   $    805,403
Provision for uncollectibles .............         396,605        336,218        329,291        309,713        257,618
                                              ------------   ------------   ------------   ------------   ------------
Net revenue less provision for
   uncollectibles ........................         834,098        629,067        589,683        542,440        547,785
Professional expenses ....................         672,565        523,154        468,596        441,506        441,625
                                              ------------   ------------   ------------   ------------   ------------
Gross profit .............................         161,533        105,913        121,087        100,934        106,160
General and administrative expenses ......          81,744         63,998         57,794         51,491         47,099
Terminated transaction expense ...........              --             --          2,000             --             --
Management fee and other expenses ........             527            649            591            506          3,812
Impairment of intangibles ................           2,322          4,137             --             --          2,992
Depreciation and amortization ............          20,015         14,978         12,638          9,943          9,464
Recapitalization expense .................              --             --             --         16,013             --
Interest expense, net ....................          23,906         22,739         25,467         20,909          5,301
Refinancing costs ........................           3,389             --             --             --             --
                                              ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income taxes and
   cumulative effect of change in accounting

principle ................................          29,630           (588)        22,597          2,072         37,492
Provision for income taxes ...............          13,198            871          9,317          1,250         15,883
                                              ------------   ------------   ------------   ------------   ------------
Earnings (loss) before cumulative effect
    of change in accounting principle ....          16,432         (1,459)        13,280            822         21,609
Cumulative effect of change in accounting
    principle, net of income tax benefit..            (294)            --             --             --            912
Dividends on preferred stock .............          13,129         11,889         10,783          8,107             --
                                              ------------   ------------   ------------   ------------   ------------
Net earnings (loss) attributable to common
     stockholders ........................    $      3,009   $    (13,348)  $      2,497   $     (7,285)  $     20,697
                                              ============   ============   ============   ============   ============

NET CASH PROVIDED BY (USED FOR):
Operating Activities .....................    $     52,480   $     49,737   $     52,130   $     37,963   $     42,817
Investing Activities .....................        (174,762)       (22,826)       (12,900)       (14,984)       (22,838)
Financing Activities .....................          99,888        (12,132)       (13,646)         3,369        (21,975)
Capital Expenditures .....................          (9,796)        (5,955)        (7,359)       (10,615)        (5,015)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents ................    $     47,789   $     70,183   $     55,404   $     29,820   $      3,472
Working capital ..........................          70,163        104,039        124,105        107,550         98,780
Total assets .............................         511,097        361,443        372,727        350,450        210,457
Total debt ...............................         320,500        217,300        229,201        241,676          2,544
Mandatory redeemable preferred stock .....         144,405        130,779        118,890        108,107             --
Total stockholders' equity (deficit) .....         (97,432)       (99,690)       (86,123)       (88,620)        98,729

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

INTRODUCTION

         We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Overall, we presently provide permanent staffing, management and administrative services to approximately 397 hospitals, imaging centers, surgery centers, clinics and military treatment facilities in 42 states. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounted for approximately 65% of our net revenue less provision for uncollectibles in 2002. Spectrum Healthcare Services ("SHR"), which was acquired effective May 1, 2002, and which also provides outsourced physician staffing and administrative services, is the leading provider of medical staffing to military treatment facilities. SHR, in addition to providing physician staffing in various specialties, also provides a broad array of non-physician healthcare services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

         Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities, including military treatment facilities.

         Acquisitions. During the past three years, we have successfully acquired and integrated the contracts of two hospital-based physician groups and related companies in addition to the acquisition of SHR. The acquisition of SHR at a purchase price of $147 million (before transaction costs and adjustments for net working capital) was the largest acquisition during the past three years. The revenues of SHR in 2002 since the date of its acquisition totaled $124.8 million or 15% of total revenues less provision in 2002. In addition, during the past three years we have also acquired five businesses engaged in providing such services as billing and collection, physician management services and non-hospital-based physician services.

         Acquisitions, with the exception of SHR, have been financed through a combination of cash and future contingent payments. All of our acquisitions during the past three years were accounted for using the purchase method of accounting. As such, operating results of those acquired businesses are included in our consolidated financial statements since their respective dates of acquisition. Subsequent to each acquisition, the acquired operations have either been converted to all or at least our key financial and operating systems.

         Strategic acquisitions continue to be a core component of our growth strategy. The market for outsourced medical services is highly fragmented and served primarily by small local and regional physician groups, which represent over 61% of the market and generally lack the resources and depth of services necessary to compete with national providers. Our acquisition strategy is to target those companies with strong clinical reputations and quality contracts with larger hospitals.

         Contracts. A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with traditional hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure for hospital contracts is approximately seven years. SHR's contracts with the four MCSC's have been in place since 1995 to 1998, which are the inception dates of participation by each of the MCSC's in the TRICARE program.

         Approximately 61% of our net revenue less provision for uncollectibles is generated under fee-for-service arrangements through which we bill and collect the professional fees for the services provided. Conversely, under our flat-rate contracts, hospitals or military treatment facilities pay us a fee based on the hours of physician coverage provided, but the hospital or military treatment facility is responsible for its own billing and collection. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physicians providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a Company account.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

         The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires us to make estimates and assumptions (see Note 2 to the consolidated financial statements). Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Revenue Recognition

         Net Revenue. A significant portion (61%) of the Company's revenue in 2002 resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

         Net Revenue Less Provision For Uncollectibles. Net revenue less provision for uncollectibles reflects management's estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates in 2002 are substantially formulaic in nature and are calculated at the individual contract level. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

         Insurance Reserves

         The nature of the Company's business is such that it is subject to medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance for individual malpractice claims with per incident and annual aggregate limits per physician for all incidents. Malpractice lawsuits are routinely reviewed by the Company's insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, the Company records a provision for estimated losses likely to be incurred during such periods and within such limits based on its past loss experience following consultation with its outside insurance experts and claims managers.

         Impairment of Intangible Assets

         In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During 2002 and 2001, the Company recorded losses due to impairments of intangibles of $2.3 million and $4.1 million, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment issues during the first three months of 2002, and thereafter on an annual basis. As a result of the initial impairment review, the Company recorded as a cumulative change of accounting principle a loss of $0.3 million net of related tax benefit.

OVERVIEW OF STATEMENTS OF OPERATIONS

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

         Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers several factors, including but not limited to, prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Historically, management has taken this information regarding net collections and allocated the reductions from gross billings and estimated net collections between contractual allowances (a reduction from gross revenues to arrive at net revenue) and provision for uncollectibles based on trended historical data, particularly with respect to such factors as payor mix and its collection experience with self-pay accounts.

         In 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. This charge resulted from a change in estimated collections rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The results of the additional research indicated that the Company's estimated collection rates for prior periods were lower than originally estimated. The charge in 2001 also led to the development of a more formulaic and uniform estimation of its collection rates in 2002 which takes into account the aforementioned factors as well as other less significant factors.

         The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

         Net revenue less the provision for uncollectibles is an estimate of cash collections and, as such, is a key measurement by which management evaluates the performance of individual contracts as well as the Company as a whole.

         Approximately 35% of our revenue less provision for uncollectibles in 2002 was derived from payments made by government sponsored healthcare programs, principally Medicare, Medicaid and TRICARE. These programs are subject to substantial regulation by federal and state governments. Funds received under Medicare and Medicaid are subject to audit and, accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Additionally, funds received from a MCSC as a result of participation in the TRICARE program are subject to audit and subsequent retroactive adjustment. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by the Centers for Medicare and Medicaid Services ("CMS") and some state laws and regulations. During 2002, the Medicare program announced that its physician reimbursement rates would decline in 2003 by approximately 4.4%. Subsequently in February 2003, as part of the Omnibus Fiscal Year 2003 Appropriations Bill, Congress passed legislation that rescinded the planned rate reduction and instead approved an increase in physician rates effective March 1, 2003 of approximately 1.6%. The President signed the Omnibus Fiscal Year 2003 Appropriations Bill into law on February 20, 2003. We had previously estimated the impact of the scheduled decrease in physician reimbursement rates on our net revenues less provision for uncollectibles in 2003 from Medicare and other insurance plans with fee schedules based on Medicare rates at approximately $4.9 million based on the Company's 2002 patient volume. As a result of the legislative change in February 2003, we now estimate that we will realize an increase in such revenues in 2003 from Medicare and other related revenue sources of approximately $1.3 million.

         Professional Expenses. Professional expenses primarily consist of fees paid to physicians and other providers under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers, professional liability insurance premiums for physicians under contract and other direct contract service costs. Approximately 80% of our physicians are independently contracted physicians who are not employed by us, and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided. We typically pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians.

         Professional liability expenses are recorded under professional expenses. The cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued either individually or on a group basis, based on the best estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claim payments. The accrual includes an estimate of the losses that will result from incidents that occurred during the reporting period, but were not reported that period. These claims are referred to as incurred-but-not-reported claims. Our historical statements of operations include a professional liability expense that is comprised of three components including insurance premiums, incurred-but-not-reported claims estimates and self-insurance costs.

         Caremark agreed as a condition of a recapitalization in 1999 to purchase insurance policies covering all liabilities and obligations for any claim for professional liabilities arising at any time in connection with our operation, our subsidiaries and any of the affiliated physicians or other healthcare providers prior to the closing date of the recapitalization transactions for which we or any of our subsidiaries become liable. This has resulted in our being insured for any professional liability losses originating prior to the recapitalization transactions. See "Certain Relationships and Related Transactions."

         We entered into an initial two-year agreement on March 12, 1999 with a major national provider of professional liability insurance for a professional liability insurance policy that we believe will cover us for all claims made during the term of the agreement. The term of the agreement was extended on March 12, 2001 through March 12, 2003. The policy does not cover incidents that occur during such term, but for which no claim is made during the term. In March 2003, we have the option to purchase a policy from the insurer that will cover the liability for all professional liability claims relating to incidents that occur during the term of the policy but for which no claim is made during that period. The Company accrued the incremental cost of the tail liability on a straightline basis over the term of the agreement. As a result of recent conditions in the professional liability insurance market, including such factors as a significant escalation in the cost of professional liability coverage as well as fewer insurance carriers providing acceptable levels of such coverage, we will provide for such risks following March 12, 2003, through a funded captive insurance company that has recently been formed by us. Accordingly, we have exercised our option to purchase the tail policy.

RESULTS OF OPERATIONS.

         The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation.

         Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                         2002    2001     2000
                                                                        -----    -----    -----
Fee-for-service revenue ..........................................      108.8%   125.5%   130.0%
Contract revenue .................................................       35.1     25.3     23.8
Other revenue ....................................................        3.6      2.6      2.0
Net revenue ......................................................      147.5    153.4    155.8
Provision for uncollectibles .....................................       47.5     53.4     55.8
Net revenue less provision for uncollectibles ....................      100.0    100.0    100.0
                                                                        =====    =====    =====
Professional expenses ............................................       80.6     83.2     79.5
Gross profit .....................................................       19.4     16.8     20.5
General and administrative expenses ..............................        9.8     10.2      9.8
Terminated transaction expense ...................................         --       --      0.3
Management fee and other expenses ................................        0.1      0.1      0.1
Impairment of intangibles ........................................        0.3      0.6       --
Depreciation and amortization ....................................        2.4      2.4      2.2
Interest expense, net ............................................        2.8      3.6      4.3
Refinancing costs ................................................        0.4       --       --
Earnings (loss) before income taxes and cumulative
   effect of change in accounting principle ......................        3.6     (0.1)     3.8
Provision for income taxes .......................................        1.6      0.1      1.6

Earnings (loss) before cumulative effect of change in accounting
   principle .....................................................        2.0     (0.2)     2.2
Cumulative effect of change in accounting principle, net of income
   tax benefit ...................................................         --       --       --
Net earnings (loss) ..............................................        2.0     (0.2)     2.2
Dividends on preferred stock .....................................        1.6      1.9      1.8
Net earnings (loss) attributable to common stockholders ..........        0.4     (2.1)     0.4

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         Net Revenue. Net revenue in 2002 increased $265.4 million, or 27.5%, to $1,230.7 million from $965.3 million in 2001. During 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue in 2001 by $24.5 million. The increase in net revenue of $265.4 million included an increase of $118.1 million in fee-for-service revenue, $133.5 million in contract revenue and $13.8 million in other revenue. Fee-for-service revenue was 73.7% of net revenue in 2002 compared to 81.8% in 2001, contract revenue was 23.8% of net revenue in 2002 compared to 16.5% in 2001 and other revenue was 2.5% of net revenue in 2002 compared to 1.7% in 2001. The change in the mix of revenues is principally due to the acquisition of SHR in 2002. SHR derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

         Provision for Uncollectibles. The provision for uncollectibles was $396.6 million in 2002 compared to $336.2 million in 2001, an increase of $60.4 million or 18.0%. As a percentage of net revenue, the provision for uncollectibles was 32.2% in 2002 compared to 34.8% in 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in 2002 is principally due to the lower mix of fee-for-service revenue within the total revenues of SHR which was acquired on May 1, 2002.

         Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in 2002 increased $205.0 million, or 32.6% ($180.5 million, or 27.6%, after giving effect to the $24.5 million charge in 2001), to $834.1 million from $629.1 million in 2001. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $31.8 million or 5.7%, to $585.9 million in 2002 from $554.0 million in 2001. The increase in same contract revenue of 5.7% includes the effects of both increased billing volume and higher estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 4.1% between periods due to an increase in billing volume and physician mix. Beginning January 1, 2002, the Company's reimbursement under the Medicare Program was reduced. The estimated effect of such reduction in 2002 was $9.0 million. Acquisitions contributed $139.1 million and new contracts obtained through internal sales contributed $48.7 million of the remaining increase. The increases noted above were partially offset by $39.2 million of revenue derived from contracts that terminated during the periods.

         Professional Expenses. Professional expenses in 2002 were $672.6 million compared to $523.2 million in 2001, an increase of $149.4 million or 28.6%. The increase of $149.4 million included $98.9 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional expenses were 80.6% in 2002 compared to 83.2% in 2001 (80.0% after giving effect to the charge of $24.5 million in 2001). Physician costs, billing and collection expenses and other professional expenses, excluding professional liability expense and the effect of acquisitions, increased $43.4 million, or 8.8% between periods. The increase in these professional expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of mid-level practitioners and physician assistants in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes. Professional liability expense was $37.0 million in 2002 compared with $29.8 million in 2001, resulting in an increase between periods of $7.2 million or 24.2%. The increase in the Company's professional liability insurance cost in addition to increases resulting from acquisitions ($1.9 million), reflects the cost of higher premiums between periods under its two year policy for such coverage which began March 12, 2001, as well as a provision for claim losses in excess of insurance limits.

         Gross Profit. Gross profit increased to $161.5 million in 2002 from $105.9 million in 2001. The increase in gross profit after giving effect to the charge of $24.5 million in 2001 is attributable to the contribution of acquisitions. Gross profit as a percentage of revenue less provision for uncollectibles increased to 19.4% in 2002 compared to 16.8% in 2001 due to the factors described above.

         General and Administrative Expenses. General and administrative expenses in 2002 increased to $81.7 million from $64.0 million in 2001, for an increase of $17.7 million, or 27.7% between years. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% in 2002 compared to 10.2% in 2001. The increase in general and administrative expenses between years included expenses associated with acquired operations of $13.7 million accounting for 21.4% of the 27.7% increase between periods. The remaining net increase of 6.3% was principally due to increases in salaries and related benefit costs resulting from annual wage increases and inflation and the full year effect of additional staff added in 2001.

         Management Fee and Other Expenses. Management fee and other expenses were $0.5 million and $0.6 million in 2002 and 2001, respectively.

         Impairment of Intangibles. Impairment of intangibles was $2.3 million and $4.1 million in 2002 and 2001, respectively. Two of the Company's contracts were determined to be impaired during 2002 and in 2001 a portion of the Company's intangibles relating to its radiology operations were reduced to their estimated fair market value.

         Depreciation and Amortization. Depreciation and amortization was $20.0 million in 2002 compared to $15.0 million in 2001. Depreciation increased by $1.2 million between years. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $3.8 million between years principally due to amortization of identifiable intangibles resulting from acquisitions made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $2.0 million for the twelve months ended December 31, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

         Net Interest Expense. Net interest expense increased $1.2 million to $23.9 million in 2002 compared to $22.7 million in 2001. The increase in net interest expense is principally due to additional debt outstanding resulting from the acquisition of SHR partially offset by lower interest rates between periods.

         Refinancing Costs. The Company expensed in 2002 $3.4 million of deferred financing costs related to its previously outstanding bank debt which was refinanced in 2002.

         Earnings (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle. Earnings before income taxes and cumulative effect of change in accounting principle in 2002 were $29.6 million compared to a loss of $0.6 million in 2001.

         Provision for Income Taxes. Provision for income taxes in 2002 was $13.2 million compared to a provision of $0.9 million in 2001. The increase in income tax expense in 2002 over 2001 was due to the increased level of earnings before income taxes in 2002.

         Earnings (Loss) before Cumulative Effect of Change in Accounting Principle. Earnings before cumulative effect of change in accounting principle in 2002 was $16.4 million compared to a loss of $1.5 million in 2001.

         Cumulative Effect of Change in Accounting Principle. In connection with implementing SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, the Company completed a transitional impairment test of existing goodwill and concluded that a portion of its goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded as the cumulative effect of a change in accounting principle in 2002.

         Net Earnings (Loss). Net earnings in 2002 were $16.1 million compared to a net loss of $1.5 million in 2001.

         Dividends on Preferred Stock. The Company accrued $13.1 million and $11.9 million of dividends in 2002 and 2001, respectively, on its outstanding Class A mandatory redeemable preferred stock.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Net Revenues. Net revenues for 2001 increased $46.3 million, or 5.0%, to $965.3 million from $919.0 million in 2000. The increase in net revenues of $46.3 million included an increase of $23.0 million in fee-for-service revenue, $18.8 million in contract revenue and $4.6 million in other revenue. Fee-for-service revenue was 81.8% of net revenue in 2001 compared to 83.4% in 2000, contract revenue was 16.5% of net revenue in 2001 compared to 15.3% in 2000, and other revenue was 1.7% of net revenue in 2001 compared to 1.3% in 2000.

         In 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The result of the additional research indicated that the Company's estimated collection rates for prior periods were lower that originally estimated.

         Management, in estimating the amounts to be collected resulting from its over six million annual patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Historically, management has taken this information regarding net collections and allocated the reductions from gross billings and estimated net collections between contractual allowances (a reduction from gross revenues to arrive at net revenue) and provision for uncollectibles based on trended historical data, particularly with respect to such factors as payor mix and its collection experience with self-pay accounts. In 2001, management determined that the use of a shorter trend period of the data used resulted in a better estimate of the allocation of estimated net collections between net revenue and provision for uncollectibles. As a result of this reallocation, the Company recorded a reduction in the provision for uncollectibles of $35.2 million and a corresponding decrease in net revenues. This reallocation did not change management's estimate of net collections.

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

         Professional Expenses. Professional expenses for 2001 were $523.2 million compared to $468.6 million in 2000, an increase of $54.6 million or 11.6%. As a percentage of net revenue less provision for uncollectibles, professional expenses increased to 83.2% in 2001 (80.0% excluding the effect of the $24.5 million charge noted above) from 79.5% in 2000. Physician costs, billing and collection expenses and other professional expenses, excluding medical malpractice expense, increased $49.1 million, or 11.1% between years. The increase in these professional expenses was principally due to increased patient volume and increases in physician rates. In addition, the Company experienced increased usage of medical licensed practitioners in 2001 in an effort to improve emergency room productivity to help offset the effects of hospital nursing shortages and increased emergency room volumes. Professional liability expense was $29.8 million in 2001 compared with $24.3 million in 2000 resulting in an increase between years of $5.5 million or 22.6%. The Company renewed its professional liability insurance coverage effective March 12, 2001 and the increased premium level reflects a "hardening" of the insurance market for such coverage.

         Gross Profit. Gross profit decreased to $105.9 million in 2001 from $121.1 million in 2000, principally due to the charge of $24.5 million noted above. Gross profit as a percentage of revenues less provision for uncollectibles decreased to 16.8% in 2001 compared to 20.5% in 2000.

         General and Administrative Expenses. General and administrative expenses in 2001 increased to $64.0 million from $57.8 million in 2000 for an increase of $6.2 million, or 10.7%. General and administrative expenses as a percentage of net revenue less provision for uncollectibles increased to 10.2% in 2001 from 9.8% in 2000. The increase in general and administrative expenses between years included expenses associated with acquired operations of $2.0 million accounting for 3.5% of the 10.7% increase in total expenses between years. The remaining increase was principally due to increases in salaries and related benefit costs resulting from annual wage increases and the full year effect of additional staff added in prior periods to further develop the Company's infrastructure.

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

         Provision for Income Taxes. Provision for income taxes in 2001 was $0.9 million compared to $9.3 million in 2000. The decrease is due to the decreased level of earnings before income taxes in 2001.

         Net Earnings (Loss). Net loss for 2001 was $1.5 million compared to net earnings of $13.3 million in 2000 as a result of the factors discussed above.

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

         Cash provided by operating activities in 2002 and 2001 was $52.5 million and $49.7 million, respectively.

         The Company spent $9.8 million in 2002 and $6.0 million in 2001 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

         The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition of SHR on May 1, 2002, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital) was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition of SHR) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $165.7 million in 2002 and $16.2 million in 2001. Future contingent payment obligations are approximately $11.1 million as of December 31, 2002.

         The Company made scheduled debt maturity payments of $10.9 million in 2002 and $8.8 million in 2001 in accordance with its applicable term loan facilities. In addition, in conjunction with the acquisition of SHR, the Company on May 1, 2002, entered into a new senior credit facility to finance the acquisition of SHR and to repay its outstanding bank term facilities in the amount of $110.9 million on May 1, 2002.

         The senior credit facility provides for up to $75 million of borrowings under a senior revolving credit facility and provided $225 million of new term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $7.0 million for fiscal 2002 by April 30, 2003. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2002.

         Except for four days in 2002 during which a maximum of $2.8 million was borrowed under the Company's revolving credit facility and in all of 2001, the Company's cash needs were met from internally generated operating sources and there were no other borrowings by the Company under its revolving credit facility.

         The Company in March 2001 renewed its professional liability insurance, which provides coverage for potential liabilities on a "claims-made" basis. The coverage is in effect for a two-year period through March 12, 2003. The Company's options for continued coverage beyond March 12, 2003 for claims incurred but not reported before that date include the option of exercising a "tail" policy, which would cover such potential claims. The cost of such tail policy is approximately $30.6 million and, if exercised, would be payable no later than April 10, 2003. As a result of recent conditions in the professional liability insurance market, including such factors as a significant escalation in the cost of professional liability coverage as well as fewer insurance carriers providing acceptable levels of such coverage, we have decided to provide for such risks following March 11, 2003, through a program of self-insurance reserves and a captive insurance company arrangement. Accordingly, we have exercised our option to purchase the tail policy and, as a result of this expectation, we have classified the pro rata tail premium cost ($29.5 million as of December 31, 2002) as a current liability at December 31, 2002.

         The Company as of December 31, 2002, had cash and cash equivalents of approximately $47.8 million and a revolving credit facility borrowing availability of $73.4 million. The Company believes that its cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under its senior revolving credit facility.

         The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2002 (in thousands):

                                                                    PAYMENTS DUE BY PERIOD
                                                                    ----------------------
                                              LESS THAN 1
                                                 YEAR       1 - 3 YEARS   4 - 5 YEARS  AFTER 5 YEARS    TOTAL
                                                 ----       -----------   -----------  -------------    -----
Contractual cash obligations:
Long-term debt..............................   $  20,125     $  36,625     $  28,250    $  235,500    $  320,500
Operating leases............................       6,402        11,844         8,932         5,987        33,165
                                               ---------     ---------     ---------    ----------    ----------
     Subtotal                                     26,527        48,469        37,182       241,487       353,665

                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ------------------------------------------
                                              LESS THAN 1
                                                 YEAR       1 - 3 YEARS   4 - 5 YEARS  AFTER 5 YEARS     TOTAL
                                              -----------   -----------   -----------  -------------     -----
Other commitments:
Standby letters of credit...................   $   1,591     $      --     $      --    $       --    $    1,591
Contingent acquisition payments.............       1,299         9,145           630            --        11,074
                                               ---------     ---------     ---------    ----------    ----------
                                                   2,890         9,145           630            --        12,665
                                               ---------     ---------     ---------    ----------    ----------
    Total obligations and
        commitments.........................   $  29,417     $  57,614     $  37,812    $  241,487    $  366,330
                                               =========     =========     =========    ==========    ==========

INFLATION

         We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations during the past three years.

         The Company renewed an agreement on March 12, 2001, with an insurance company to provide professional liability insurance for claims made during the four-year period ending March 12, 2003. A number of other healthcare providers attempting to renew or secure new professional liability insurance coverage have experienced significant increases in the cost of such coverage in recent months. The Company is not able to estimate at this time the effect on its professional liability insurance costs if it should acquire such insurance coverage through a third-party provider subsequent to the expiration of its current policy coverage period.

MEDICARE PROGRAM PHYSICIAN REIMBURSEMENT RATES

         A portion of the Company's revenues are derived from services provided to patients covered under the Medicare Program and commercial insurance plans whose reimbursement rates are tied to Medicare rates. Physician reimbursement rates for services provided to such Medicare Program beneficiaries are established annually by CMS. During 2002, the Medicare program announced that its physician reimbursement rates would decline in 2003 by approximately 4.4%. Subsequently in February 2003, as part of the Omnibus Fiscal Year 2003 Appropriations Bill, Congress passed legislation that rescinded the planned rate reduction and instead approved an increase in physician rates effective March 1, 2003 of approximately 1.6%. The President signed the Omnibus Fiscal Year 2003 Appropriations Bill into law on February 20, 2003. We had previously estimated the impact of the scheduled decrease in physician reimbursement rates on our net revenues less provision for uncollectibles in 2003 from Medicare and other insurance plans with fee schedules based on Medicare rates at approximately $4.9 million based on the Company's 2002 patient volume. As a result of the legislative change in February 2003, we now estimate that we will realize an increase in such revenues in 2003 from Medicare and other related revenue sources of approximately $1.3 million.

TRICARE PROGRAM

         Substantially all of the revenue derived by SHR is for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. SHR currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program. On August 1, 2002, the Department of Defense issued a request for proposals ("RFP") for the managed care support contracts, also known as TRICARE Next Generation ("T-Nex"). The intent of the RFP is to replace the existing managed care support contracts on a phased-in basis between April 2004 and November 2004.

         The responses to the RFP by interested managed care organizations were submitted in January 2003. SHR is actively pursuing contractual relationships with several of the managed care organizations responding to the RFP's. The current T-Nex proposal provides for awarding prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of such prime contracts is currently expected to occur in mid-2003 with the start of the delivery of healthcare services in 2004 as noted above.

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

SEASONALITY

         Historically, because of the significance of our revenues derived from patient visits to emergency departments, which are generally open on a 365 day basis, our revenues and operating results have reflected minimal seasonal variation and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period. Accordingly, revenues derived from the hourly contract business of SHR is generally lower in the fourth quarter of the year due to the number of holidays therein.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets continue to be amortized over their useful lives. The Company completed its required initial impairment testing of goodwill during the three months ended March 31, 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded at March 31, 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings in 2001, had the nonamortization of goodwill been in effect for such period, would have been an increase in previously reported net earnings of approximately $2.0 million.

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

         During May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 "Rescission of Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds or changes several previously issued accounting pronouncements. Included among such items is an elimination of Statement No. 4 and specifically the requirement to classify all gains and losses from the extinguishment of debt, if material, as extraordinary items. Consequently, gains and losses from the extinguishments of debt are subject to the criteria established in Accounting Principles Board
(APB) Opinion 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with a current view that such extinguishments generally do not meet the criteria of APB Opinion 30 as being "unusual and infrequent". The provisions of SFAS No. 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. The Company elected to adopt the provisions of SFAS No. 145 during the three months ended September 30, 2002.

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

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. As more fully discussed in Note 10 to the consolidated financial statements, the Company has adopted only the disclosure requirements of SFAS No. 148 effective for the year ended December 31, 2002.

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

         At December 31, 2002, the fair value of the Company's total debt, which has a carrying value of $320.5 million, was approximately $321.0 million. The Company had $220.5 million of variable debt outstanding at December 31, 2002. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to December 31, 2002, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

NAME                                     AGE*                            POSITION
----                                     ---                             --------
Lynn Massingale, M.D................     50          President, Chief Executive Officer and Director
Michael L. Hatcher..................     52          Chief Operating Officer
Robert J. Abramowski................     52          Executive Vice President, Finance and Administration
Robert C. Joyner....................     55          Executive Vice President, General Counsel
Stephen Sherlin.....................     57          Executive Vice President, Billing and Reimbursement
David P. Jones......................     35          Chief Financial Officer
Nicholas W. Alexos..................     39          Director
Dana J. O'Brien.....................     47          Director
Glenn A. Davenport..................     49          Director
Earl P. Holland.....................     57          Director
Kenneth W. O'Keefe..................     36          Director
Timothy P. Sullivan.................     44          Director

---------------
*  As of March 1, 2003

         LYNN MASSINGALE, M.D. has been President, Chief Executive Officer and Director of Team Health since its founding in 1994. Prior to that, Dr. Massingale served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

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

         ROBERT J. ABRAMOWSKI, CPA, joined Team Health in October 2000 as its Executive Vice President, Finance and Administration. Prior to joining Team Health, Mr. Abramowski was Senior Vice President of Finance and Chief Financial Officer of ProVantage Health Services, Inc., a publicly-traded pharmacy benefits management company, from October 1999 until its sale to Merck & Co., Inc. in June 2000. Mr. Abramowski served as Vice President and Controller with Extendicare Health Services, Inc. from October 1983 to December 1989, and as Vice President of Finance and Chief Financial Officer from January 1990 to March 1998. Following his tenure with Extendicare, Mr. Abramowski served as Chief Financial Advisor to Americor Management Services, L.L.C. Mr. Abramowski also spent 11 years with Arthur Andersen & Co. Mr. Abramowski is a graduate of the University of Wisconsin-Milwaukee.

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

         STEPHEN SHERLIN has served as Executive Vice President, Billing and Reimbursement since February 2000. Mr. Sherlin joined Team Health in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until 1996 Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

         DAVID P. JONES, CPA has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones received a B.S. in Business Administration from The University of Tennessee in Knoxville.

         NICHOLAS W. ALEXOS became a director in 1999. Prior to co-founding Madison Dearborn Partners, Inc., Mr. Alexos was with First Chicago Venture Capital for four years. Previously, he was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare and food manufacturing industries and currently serves on the Boards of Directors of Milnot Holding Company and National Mentor, Inc. Mr. Alexos received a B.B.A. from Loyola University and an M.B.A. from the University of Chicago Graduate School of Business.

         DANA J. O'BRIEN became a director in 1999. Mr. O'Brien co-founded Prudential Equity Investors, Inc. in 1984. Mr. O'Brien and the other principals of Prudential Equity Investors, Inc. co-founded Cornerstone Equity Investors, LLC in 1996. Mr. O'Brien currently serves on the Boards of Directors of a number of private companies. Mr. O'Brien received a B.A. from Hobart College and an M.B.A. from the Wharton School of the University of Pennsylvania.

         GLENN A. DAVENPORT became a director in 2001. Mr. Davenport serves as President and Chief Executive Officer of Morrison Management Specialists, which was acquired by Compass Group in April 2001. Mr. Davenport has served in this role since Morrison Management Specialists was spun off from Morrison Restaurants, Inc. in 1996. Prior thereto, he served in various management capacities with Morrison Restaurants, Inc. since 1973. Mr. Davenport also serves on the board of directors of several other organizations associated with the food service business.

         EARL P. HOLLAND became a director of the Company in 2001. Mr. Holland has over 31 years of experience working in the healthcare industry. Prior to his retirement in January, 2001, Mr. Holland held several positions with Health Management Associates (HMA), including the positions of Vice President and Chief Operating Officer at the time of his retirement. HMA is a publicly traded healthcare company traded on the NYSE. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing healthcare services as well as other business services. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

         KENNETH W. O'KEEFE became a director in 1999. Prior to co-founding Beecken Petty & Company, LLC, Mr. O'Keefe was with ABN AMRO Incorporated and an affiliated entity, The Chicago Dearborn Company, for four years. Previously, Mr. O'Keefe was with The First National Bank of Chicago. Mr. O'Keefe currently serves on the Boards of Directors of Spectrum Holdings of Delaware, LLC, Same Day Surgery, LLC, Seacoast Technologies, Inc. and AbilityOne Corporation. Mr. O'Keefe received a B.A. from Northwestern University and an M.B.A. from the University of Chicago Graduate School of Business.

         TIMOTHY P. SULLIVAN became a director in 1999. Prior to co-founding Madison Dearborn Partners, Inc. Mr. Sullivan was with First Chicago Venture Capital. Mr. Sullivan concentrates on investments in the healthcare industry and currently serves on the Boards of Directors of Milnot Holding Corporation, National Mentor, Inc. and Spectrum Healthcare Services, Inc. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from Stanford University Graduate School of Business.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2002 of those persons who served as

                  (1) the chief executive officer during 2002 and

                  (2) our other four most highly compensated executive officers for 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                                     ------------
                                         ANNUAL COMPENSATION          SECURITIES
                                ---------------------------------     UNDERLYING     SPECIAL      ALL OTHER          TOTAL
NAME AND PRINCIPAL POSITION        YEAR       SALARY       BONUS      OPTIONS(1)     BONUS(2)    COMPENSATION     COMPENSATION
---------------------------     ----------  ----------  ----------   -------------  ----------  --------------   --------------
Lynn Massingale, M.D.........      2002      $ 418,022   $ 206,813     $ 45,000     $  75,000    $  78,222(3)    $    778,057
  President and Chief              2001        412,000     206,929           --            --       81,700(3)         700,629
  Executive Officer                2000        408,538     180,200           --            --       43,666(3)         632,404

Michael L. Hatcher...........      2002        270,652     106,509       22,500        25,000       24,649(4)         426,810
  Chief Operating Officer          2001        262,998     103,464           --            --       26,076(4)         392,538
                                   2000        255,337      90,100           --            --       22,804(4)         368,241

Robert C. Joyner.............      2002        224,766      63,363        7,000        37,500       18,059(5)         343,688
  Executive Vice President,        2001        203,189      55,871           --            --       16,048(5)         275,108
  General Counsel                  2000        183,842      20,261       20,000            --       81,203(5)         285,306

Stephen Sherlin..............      2002        235,137      93,066        7,000        12,500       12,793(4)         353,496
  Executive Vice President,        2001        229,803      90,406           --            --       11,206(4)         331,415
  Billing and Reimbursement        2000        217,308      63,070       20,000            --        9,362(4)         289,740

Robert J. Abramowski*........      2002        288,325      95,597           --        50,000        9,295(6)         443,217
  Executive Vice President,        2001        282,989      21,000           --            --      129,042(6)         433,031
  Finance and Administration       2000         58,154          --       47,000            --        8,783(6)          66,937

*        Mr. Abramowski joined us as an employee in October 2000.

(1) Represents options granted under the Team Health Option Plan (as defined below).

(2) Represents bonuses authorized and approved by the Company's Board of Directors in conjunction with the successful acquisition of SHR.

(3)      All other compensation for Dr. Massingale includes the following:

                                                   2002       2001      2000
                                                 --------   --------   ------
Life insurance..........................         $ 46,210   $ 57,110  $ 17,003
Other...................................           32,012     24,590    26,663

         Life insurance represents premiums paid by the Company on behalf of Dr. Massingale. Such premiums are secured by a collateral interest in the policy and are repayable to the Company at the time any benefits under the policy are realized.

(4) All other compensation for Mr. Hatcher and Mr. Sherlin is less than 10% of their annual compensation each year.

(5)      All other compensation for Mr. Joyner includes the following:

                                                   2002       2001      2000
                                                 --------   --------   ------
401(k) matching contribution............          $ 5,100   $  5,100   $   --
Auto allowance..........................            6,000      6,000    6,000
Moving expenses.........................               --         --   70,971
Health insurance........................            4,558      3,328    2,903
Other...................................            2,401      1,620    1,329

(6)      All other compensation for Mr. Abramowski includes the following:

                                                   2002       2001      2000
                                                 --------   --------   ------
Moving expenses.........................          $    --   $122,123   $8,783
Health insurance........................            5,964      5,137       --
Other...................................            3,331      1,782       --

         Additionally, Dr. Massingale provides professional medical services to client hospitals under independent contractor agreements with subsidiaries of the Company. During 2002, 2001, and 2000, Dr. Massingale was paid $834, $1,918, and $2,421, respectively.

STOCK OPTION PLANS

         In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for the Team Health Option Plan is presented below.

OPTION GRANTS IN LAST FISCAL YEAR

         The chart below sets forth options granted to the Named Executive Officers under the Team Health Option Plan during 2002.


                               INDIVIDUAL GRANTS
                           --------------------------                                 POTENTIAL REALIZABLE
                                                                                         VALUE AT
                                           PERCENT OF                                 ASSUMED ANNUAL RATES
                            NUMBER OF         TOTAL                                      OF STOCK PRICE
                            SECURITIES       OPTIONS                                    APPRECIATION FOR
                            UNDERLYING     GRANTED TO    EXERCISE OF                     OPTION TERM (2)
                             OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION     ---------------------
NAME                       GRANTED (#)     FISCAL YEAR     ($/SH)         DATE         5%($)         10%($)
----                       -----------    ------------   -----------   ----------      -----         ------
Lynn Massingale, MD           45,000         12.6%           4.50          (1)        652,314       981,346
Michael L. Hatcher            22,500          6.3%           4.50          (1)        326,157       490,673
Stephen Sherlin                7,000          2.0%          12.00          (1)         53,957       113,965
Robert C. Joyner               7,000          2.0%          12.00          (1)         53,957       113,965
Robert J. Abramowski              --           --              --          --              --            --

         (1) The options do not have a fixed expiration date.

         (2) Calculated assuming an expiration date eight years from the date of the grant.

         Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the number of shares underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 2002. There were no options exercised during 2002.

                                                                        NUMBERS OF
                                                                        SECURITIES          VALUE OF
                                                                        UNDERLYING         UNEXERCISED
                                                                        UNEXERCISED       IN-THE-MONEY
                                                                        OPTIONS AT         OPTIONS AT
                                                                      FISCAL YEAR END    FISCAL YEAR END
                                     SHARES ACQUIRED                  (#)EXERCISABLE/    ($)EXERCISABLE/
NAME                                   ON EXERCISE    VALUE REALIZED    UNEXERCISABLE    UNEXERCISABLE (1)
----                                 ---------------  --------------  ---------------    -----------------
Lynn Massingale, M.D..........             --          $   --              --/45,000     $      --/405,000
Michael L. Hatcher............             --          $   --              --/22,500     $      --/202,500
Stephen Sherlin...............             --          $   --           4,667/22,333     $  41,999/148,501
Robert C. Joyner..............             --          $   --           4,667/22,333     $  41,999/148,501
Robert J. Abramowski.........              --          $   --          11,750/35,250     $ 105,750/317,250

-------------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of such options on December 31, 2002. The fair market value of options under the Team Health, Inc. Stock Option Plan, as determined by the Company's Board of Directors, was $13.50 per share.

PENSION PLANS

         Substantially all of the salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under our 401(k) plan. Beginning in 2002, at the discretion of the Company's Board of Directors, the Company may make a matching contribution up to 50% of the first 6% of employees' contributions under the Plan. The Company's Board of Directors authorized the maximum discretionary amount as a match on employees' 401(k) Plan contributions for 2002, including the Named Executive Officers.

EMPLOYMENT AGREEMENTS

         We entered into employment and non-compete agreements with certain members of our senior management, including the Named Executive Officers.

         The employment agreements for the Named Executive Officers include five-year terms beginning March 11, 1999 for Dr. Massingale, Mr. Hatcher, and Mr. Sherlin, and beginning August 1, 1999 for Mr. Joyner and beginning October 2, 2001 for Mr. Abramowski. The employment agreements include provision for the payment of an annual base salary, subject to annual review and adjustment, as well as the payment of a bonus as a percentage of such base salary based upon the achievement of certain financial performance criteria. The annual base salaries as of December 31, 2002 and the potential bonus that can be earned by each of the named Executive officers is as follows:

                                                                           ANNUAL
                                                                         BASE SALARY       BONUS %
                                                                         -----------       -------
Lynn Massingale, M.D.........................................            $  500,000          50%
Michael L. Hatcher...........................................               315,000          40%
Stephen Sherlin..............................................               236,385          40%
Robert C. Joyner.............................................               225,400          30%
Robert J. Abramowski.........................................               289,844          30%

         The terms of the employment agreements include that, if the executive is terminated by us without cause, or under certain conditions, such as death or disability, by the executive, the executive will receive a multiple of his base salary and may receive a portion of his bonus for the year of termination. The multiple of base salary in the case of Dr. Massingale and Mr. Hatcher is two years and in the case of Mr. Sherlin, Mr. Joyner and Mr. Abramowski is one year.

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

         Effective January 1, 2003, Dr. Massingale and Mr. Hatcher executed an amendment to their employment agreements whereby targeted bonus percentage is 65%. Under both agreements, the maximum bonus percentage can increase to 75% of base salary if the Company exceeds annual financial performance targets.

TEAM HEALTH, INC. STOCK OPTION PLAN

         Our board of directors has adopted a stock option plan, which provides for the grant to some of our key employees and/or directors of stock options that are non-qualified options for federal income tax purposes. The compensation committee of our board of directors administers the stock option plan. The compensation committee has broad powers under the stock option plan, including exclusive authority (except as otherwise provided in the stock option plan) to determine:

                  (1) who will receive awards,

                  (2) the type, size and terms of awards,

                  (3) the time when awards will be granted, and

                  (4) vesting criteria, if any, of the awards.

         Options awarded under the plan are exercisable into shares of our common stock. The total number of shares of common stock as to which options may be granted may not exceed 885,205 shares of common stock. Options may be granted to any of our employees, directors or consultants.

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

COMPENSATION OF DIRECTORS

         We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Two of our directors, Mr. Davenport and Mr. Holland, are compensated for services they provide in their capacities as directors. The compensation for Mr. Davenport and Mr. Holland includes an annual stipend of $12,000 as well as $3,000 for each meeting attended.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Team Health Holdings owns 92.7% of our outstanding common stock and voting interests and 94.9% of our outstanding preferred stock. Physician Services, Inc., a subsidiary of Caremark, Rx, Inc. (formerly known as MedPartners, Inc.) owns the remaining 7.3% of our outstanding common stock and voting interests and the remaining 5.1% of our outstanding preferred stock. Physician Services, Inc. can be reached in care of Caremark Rx, Inc. at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

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

                                                                                   PERCENTAGE OF
                                                                PERCENTAGE OF       OUTSTANDING
                                                                 OUTSTANDING          COMMON        PERCENTAGE OF
BENEFICIAL OWNER                                               PREFERRED UNITS         UNITS        VOTING UNITS
----------------                                               ---------------    -------------     ------------
Cornerstone Equity Investors IV, L.P.........................      41.4%               37.7%           37.7%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien
Madison Dearborn Capital Partners II, L.P...................       41.4                37.7            37.7
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan
Healthcare Equity Partners, L.P. and
  Healthcare Equity Q.P. Partners, L.P.......................       9.2                 8.4             8.4
  c/o Beecken Petty & Company, L.L.C
  200 W. Madison St., Suite 1910
  Chicago, IL  60606
  Attention: Kenneth W. O'Keefe
Certain members of management and other directors............       8.0                16.2            16.2

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AGREEMENT

         Under a recapitalization agreement, on March 12, 1999 the Company was acquired by the equity sponsors and members of its management team from Physician Services, Inc. ("Physician Services"), a wholly owned subsidiary of Caremark Rx, Inc. formerly known as MedPartners, Inc. ("Medpartners"). The recapitalization agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the closing date of the recapitalization and various closing conditions, including the execution of a registration rights agreement and stockholders agreement, the obtaining of financing, and the continued accuracy of the representations and warranties.

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

         On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR), a provider of physician and other professional medical staffing to military treatment facilities for a purchase price of approximately $145.7 million. The Company's three equity sponsors control a majority of the Company's voting common stock. Those three equity sponsors were also controlling equity investors in SHR prior to and at the time of entering into the definitive purchase agreement. Prior to negotiating the final purchase price and entering into the definitive purchase agreement to acquire SHR, the Board of Directors took the following steps:

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

         In connection with the acquisition of SHR, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $0.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

SECURITY HOLDERS AGREEMENTS

         In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Physician Services, and Team Health Holdings and all of its unit holders, entered into two separate security holders agreements. The security holders agreements:

                  (1) restrict the transfer of the equity interests of Team Health and Team Health Holdings, respectively; and

                  (2) grant tag-along rights on certain transfers of equity interests of Team Health and Team Health Holdings, respectively.

         Some of the foregoing provisions of the security holders agreements will terminate upon the consummation of an initial public offering.

REGISTRATION RIGHTS AGREEMENT

         In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Physician Services, and Team Health Holdings and all of its unit holders, entered into two separate registration rights agreements. Under the registration rights agreements, some of the holders of capital stock owned by Team Health Holdings (with respect to our shares) and Cornerstone, Madison Dearborn and Beecken Petty (with respect to units of Team Health Holdings), respectively, have the right, subject to various conditions, to require us or Team Health Holdings, as the case may be, to register any or all of their common equity interests under the Securities Act of 1933 at our or Team Health Holdings' expense. In addition, all holders of registrable securities are entitled to request the inclusion of any common equity interests of Team Health or Team Health Holdings covered by the registration rights agreements in any registration statement at our or Team Health Holdings' expense, whenever we or the Team Health Holdings propose to register any of our common equity interests under the Securities Act of 1933. In connection with all such registrations, we or Team Health Holdings have agreed to indemnify all holders of registrable securities against some liabilities, including liabilities under the Securities Act of 1933.

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

OTHER RELATED PARTY TRANSACTIONS

         We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Two of our executive officers, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $628,515 in 2002 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building, which houses a medical clinic that is operated by a consolidated affiliate of the Company. In 2002, the consolidated affiliate paid $75,402 to Park Med Properties in connection with the lease agreement.

ITEM 14.          CONTROLS AND PROCEDURES

         (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation the Company's Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration concluded that as of March 20, 2003 the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC findings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly effect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8-K

         (a)(1) CONSOLIDATED FINANCIAL STATEMENTS OF TEAM HEALTH, INC.

            Report of Ernst & Young LLP, Independent Auditors

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Earnings

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial Statements

            (2) FINANCIAL STATEMENT SCHEDULES

         Schedule II--Valuation and Qualifying Accounts of Team Health, Inc.

         The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

         (b) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

         (c) EXHIBITS

         See Exhibit Index.

                                TEAM HEALTH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS

Report of Independent Auditors...........................................................................    53
Consolidated Balance Sheets..............................................................................    54
Consolidated Statements of Operations....................................................................    55
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Earnings.....................    56
Consolidated Statements of Cash Flows....................................................................    57
Notes to the Consolidated Financial Statements...........................................................    58

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Team Health, Inc.

         We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive earnings and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 2002 and 2001, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                                      /s/ ERNST & YOUNG LLP
                                                      --------------------------

Nashville, Tennessee
February 7, 2003

                                TEAM HEALTH, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                           2002                2001
                                                                                           ----                ----
                                                                                           IN THOUSANDS, EXCEPT PER
                                                                                                  SHARE DATA)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents....................................................        $    47,789          $ 70,183
   Accounts receivable, less allowance for uncollectibles of $109,156 and
      $101,175 in 2002 and 2001, respectively...................................            156,449           119,776
   Prepaid expenses and other current assets....................................              9,956             7,732
   Income tax receivables.......................................................              1,074             8,721
                                                                                        -----------          --------
   Total current assets.........................................................            215,268           206,412
Property and equipment, net.....................................................             19,993            18,806
Intangibles, net................................................................             28,068            19,490
Goodwill .......................................................................            164,188            24,202
Deferred income taxes...........................................................             64,282            76,374
Other ..........................................................................             19,298            16,159
                                                                                        -----------          --------
                                                                                        $   511,097          $361,443
                                                                                        ===========          ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable.............................................................        $    13,895          $ 12,758
   Accrued compensation and physician payable...................................             65,697            49,521
   Other accrued liabilities....................................................             44,977            11,068
   Current maturities of long-term debt.........................................             20,125            24,211
   Deferred income taxes........................................................                411             4,815
                                                                                        -----------          --------
Total current liabilities.......................................................            145,105           102,373
Long-term debt, less current maturities.........................................            300,375           193,089
Other non-current liabilities...................................................             18,644            34,892
Mandatory redeemable preferred stock............................................            144,405           130,779
Commitments and Contingencies
Common Stock, $0.01 par value 12,000 shares authorized, 10,068 and 10,000
   shares issued and outstanding, respectively..................................                101               100
Additional paid in capital......................................                                644                --
Retained earnings (deficit).....................................................            (96,562)          (99,571)
Accumulated other comprehensive loss............................................             (1,615)             (219)
                                                                                        -----------          --------
                                                                                        $   511,097          $361,443
                                                                                        ===========          ========

        See accompanying notes to the consolidated financial statements.

                                TEAM HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                       2002            2001          2000
                                                                   -----------     -----------     --------
                                                                                  (IN THOUSANDS)
Fee-for-service revenue.......................................     $   907,596     $   789,545     $ 766,583
Contract revenue..............................................         292,740         159,194       140,424
Other revenue.................................................          30,367          16,546        11,967
                                                                   -----------     ------------    ---------
  Net revenue.................................................       1,230,703         965,285       918,974
Provision for uncollectibles..................................         396,605         336,218       329,291
                                                                   -----------     ------------    ---------
  Net revenue less provision for uncollectibles...............         834,098         629,067       589,683
Professional expenses.........................................         672,565         523,154       468,596
                                                                   -----------     ------------    ---------
  Gross profit................................................         161,533         105,913       121,087
General and administrative expenses...........................          81,744          63,998        57,794
Terminated transaction expense................................              --              --         2,000
Management fee and other expenses.............................             527             649           591
Impairment of intangibles.....................................           2,322           4,137            --
Depreciation and amortization.................................          20,015          14,978        12,638
Interest expense, net.........................................          23,906          22,739        25,467
Refinancing costs.............................................           3,389              --            --
                                                                   -----------     ------------    ---------
 Earnings (loss) before income taxes and cumulative effect
          of change in accounting principle...................          29,630            (588)       22,597
Provision for income taxes....................................          13,198             871         9,317
                                                                   -----------     ------------    ---------
Earnings (loss) before cumulative effect of change
          in accounting principle.............................          16,432          (1,459)       13,280
Cumulative effect of change in accounting principle, net
          of income tax benefit of $209.......................            (294)             --            --
                                                                   -----------     -----------     ---------
  Net earnings (loss).........................................          16,138          (1,459)       13,280
Dividends on preferred stock..................................          13,129          11,889        10,783
                                                                   -----------     ------------    ---------
  Net earnings (loss) attributable to common stockholders.....     $     3,009     $   (13,348)    $   2,497
                                                                   ===========     ============    =========

        See accompanying notes to the consolidated financial statements.

                                TEAM HEALTH, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           AND COMPREHENSIVE EARNINGS


                                                                                                  ACCUMULATED
                                                  COMMON STOCK         ADDITIONAL                    OTHER
                                                  ------------           PAID IN     RETAINED    COMPREHENSIVE
                                                SHARES     AMOUNT        CAPITAL      DEFICIT         LOSS             TOTAL
                                              ---------  ---------    ------------  ----------  ---------------    -----------
                                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999................    10,000    $   100       $     --    $ (88,720)        $    --        $(88,620)
  Net earnings..............................        --         --             --       13,280              --          13,280
  Dividends on preferred stock..............        --         --             --      (10,783)             --         (10,783)
                                              --------   --------      ---------     --------        --------        --------
BALANCE AT DECEMBER 31, 2000................    10,000        100             --      (86,223)             --         (86,123)
Comprehensive loss:
  Net loss..................................        --         --             --       (1,459)             --          (1,459)
  Other comprehensive loss, net of tax:
    Cumulative effect of change in
    accounting principle - fair value of
    interest rate swaps, net of tax of $36..        --         --             --           --              54              54
    Net change in fair value of swaps, net
    of tax of $182..........................        --         --             --           --            (273)           (273)
                                              --------   --------      ---------     --------        --------        --------
  Total comprehensive loss..................                                                                           (1,678)
  Dividends on preferred stock..............        --         --             --      (11,889)             --         (11,889)
                                              --------   --------      ---------     --------        --------        --------
BALANCE AT DECEMBER 31, 2001................    10,000        100             --      (99,571)           (219)        (99,690)
   Net earnings.............................        --         --             --       16,138              --          16,138
   Other comprehensive loss, net of tax:
    Net change in fair value of swaps, net
    of tax of  $844.........................        --         --             --           --          (1,396)         (1,396)
                                              --------   --------      ---------     --------        --------        --------
Total comprehensive earnings................                                                                           14,742
Issuance of stock...........................        68          1            644           --              --             645
Dividends on preferred stock................        --         --             --      (13,129)             --         (13,129)
                                              --------   --------      ---------    ---------        --------        --------
BALANCE AT DECEMBER 31, 2002................    10,068    $   101       $    644    $ (96,562)        $(1,615)       $(97,432)
                                              ========   ========      =========    =========        ========        ========

        See accompanying notes to the consolidated financial statements.

                                TEAM HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                          2002          2001            2000
                                                                      -----------   -----------      ----------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).........................................         $   16,138    $   (1,459)     $   13,280
  Adjustments to reconcile net earnings (loss):
     Depreciation and amortization............................             20,015        14,978          12,638
     Amortization of deferred financing costs.................              1,583         1,852           1,856
     Write-off of deferred financing costs....................              3,389            --              --
     Provision for uncollectibles.............................            396,605       336,218         329,291
     Impairment of intangibles................................              2,322         4,137              --
     Deferred income taxes....................................              6,941         (1,767)        16,671
     Loss on sale of equipment................................                 59           240              50
     Cumulative effect of change in accounting principle......                294            --              --
     Equity in joint venture income...........................               (346)          (30)           (324)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable....................................           (407,319)     (308,289)       (326,171)
       Prepaids and other assets..............................             (4,847)          (15)            456
       Income tax receivables.................................              7,797           (75)        (10,699)
       Accounts payable.......................................             (3,785)       (2,260)            213
       Accrued compensation and physician payable.............              4,806         4,101           5,580
       Other accrued liabilities..............................              2,797        (3,421)           (494)
       Professional liability reserves........................              6,031         5,527           9,783
                                                                       ----------    ----------      ----------
Net cash provided by operating activities.....................             52,480        49,737          52,130
INVESTING ACTIVITIES
  Purchases of property and equipment.........................             (9,796)       (5,955)         (7,359)
  Sale of property and equipment..............................                 31           170             108
  Cash paid for acquisitions, net.............................           (165,722)      (16,162)         (5,131)
  Other investing activities..................................                725          (879)           (518)
                                                                       ----------    ----------      ----------
Net cash used in investing activities.........................           (174,762)      (22,826)        (12,900)
FINANCING ACTIVITIES
  Payments on notes payable...................................           (121,800)      (11,901)        (12,815)
  Proceeds from notes payable.................................            225,000            --              --
  Payments of deferred financing costs........................             (5,226)         (231)           (815)
  Proceeds from sales of common stock.........................                644            --              --
  Proceeds from sales of preferred stock......................              1,270            --              --
  Payments of recapitalization expense........................                 --            --             (16)
                                                                       ----------    ----------      ----------
Net cash provided by (used in) financing activities...........             99,888       (12,132)        (13,646)
                                                                       ----------    ----------      ----------
Increase (decrease) in cash and cash equivalents...............           (22,394)       14,779          25,584
Cash and cash equivalents, beginning of year..................             70,183        55,404          29,820
                                                                       ----------    ----------      ----------
Cash and cash equivalents, end of year........................         $   47,789    $   70,183      $   55,404
                                                                       ==========    ==========      ==========
Supplemental cash flow information:
Interest paid.................................................         $   22,404    $   24,260      $   23,417
                                                                       ==========    ==========      ==========
Taxes paid....................................................         $    7,864    $    9,129      $    9,713
                                                                       ==========    ==========      ==========

        See accompanying notes to the consolidated financial statements.

                                TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Team Health, Inc. (the "Company") believes it is among the largest national providers of outsourced physician and other healthcare related staffing and administrative services to hospitals and other healthcare facility providers in the United States. The Company's regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. The Company provides a full range of physician and other healthcare facility related staffing and administrative services, including the: (i) staffing and recruiting of and credentials coordination for clinical and non-clinical medical professionals; (ii) provision of administrative support services, such as payroll, insurance coverage and continuing education services; and (iii) billing and collection of fees for services provided by the medical professionals.

         The Company has two stockholders. Team Health Holdings, LLC, which is owned by certain equity sponsors and certain members of the Company's senior management, owns 92.7% of the Company's $0.01 par value common stock and 94.9% of the Company's class A redeemable preferred stock. Caremark Rx, Inc., formerly known as MedPartners, Inc., owns the remaining outstanding securities.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.

         The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Emerging Issues Task Force (EITF) No. 97-2. The Company's arrangements with associated professional corporations ("PC") are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through a management services agreement between a subsidiary of Team Health, Inc. and the PCs.

         CASH AND CASH EQUIVALENTS

         Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

         ACCOUNTS RECEIVABLE

         Accounts receivable are primarily due from hospitals and clinics, third-party payors, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of contracting hospitals, patients, payors, Military Regional Managed Care Support Contractors ("MCSC"'s) and by the geographic dispersion of the Company's operations. The largest concentration of credit risk with respect to the Company's accounts receivable is with an MCSC that represents 8.1% of the Company's consolidated accounts receivable as of December 31, 2002.

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

         INTANGIBLE ASSETS

         The Company's intangible assets include goodwill and other intangibles that consist primarily of the fair value of service contracts acquired. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

         Goodwill that was acquired prior to July 1, 2001, was amortized using the straight-line method over an estimated life of 15 years through December 31, 2001. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives which range from twenty months to seven years.

         Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the reporting unit is then determined. If it is determined that the fair value of the underlying assets and liabilities of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference.

         The carrying value of other intangibles is evaluated when indicators are present to determine whether such intangibles may be impaired with respect to their recorded values. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining estimated asset life, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows.

         DEFERRED FINANCING COSTS

         Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the interest method, consist of the following as of December 31 (in thousands):

                                                             2002            2001
                                                             ----            ----
Deferred financing costs.................................  $ 11,055       $  12,514
Less accumulated amortization............................    (3,414)         (5,128)
                                                           --------       ---------
                                                           $  7,641       $   7,386
                                                           ========       =========

         RISK MANAGEMENT

         Although the Company does not principally engage in the practice of medicine or provide medical services, it does require the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. The Company typically provides claims-made coverage on a per incident and annual aggregate limit per physician to affiliated physicians and other healthcare practitioners. In addition, the Company has claims-made coverage on a per incident and annual aggregate limit for all corporate entities. For the two-year period ending March 12, 2003, the policy has an aggregate limit of $85.0 million inclusive of indemnity losses and expenses. Prior to this period, the policy has no aggregate limits.

         Professional liability insurance expense consists of premium cost, an accrual to establish reserves for future payments under the self-insured retention component, and an accrual to establish a reserve for future claims incurred but not reported.

         DERIVATIVES

         The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. During 2002 and 2001, the decrease in fair value of interest rate swaps, net of tax, of approximately $1.6 million and $0.3 million, respectively, was recognized through other comprehensive earnings.

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

         Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement.

         Other revenue consists primarily of revenue from management and billing services provided to outside parties.

         Net revenues are reduced for management's estimates of amounts that will not be collected. The resulting net revenue less provision for uncollectibles reflects net cash collections for services rendered in the period plus management's estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.

         Management in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

         The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 20%, 25%, and 22% of total net revenue less provision for uncollectibles in years 2002, 2001 and 2000, respectively. In addition, net revenues less provision for uncollectibles derived from the TRICARE Program, which is the U.S. military's dependent healthcare program, was 15.3% in 2002 primarily resulting from the Company's acquisition of SHR in 2002 (see Note 3).

         IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company implemented the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges that hedge the variability in expected cash flows of a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive earnings. Changes in any ineffectiveness will be reported through earnings. The adoption of this SFAS resulted in a cumulative effect of an accounting change, net of tax, of approximately $0.1 million in 2001 being recognized as other comprehensive earnings.

         Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets continue to be amortized over their useful lives. The Company completed its required initial impairment testing of goodwill during 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded in 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings in 2001 and 2000, had the nonamortization of goodwill been in effect for such years, would have been an increase in previously reported net earnings of approximately $2.0 million and $1.3 million, respectively.

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

         During May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 Rescission of Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds or changes several previously issued accounting pronouncements. Included among such items is an elimination of Statement No. 4 and specifically the requirement to classify all gains and losses from the extinguishment of debt, if material, as extraordinary items. Consequently, gains and losses from the extinguishments of debt are subject to the criteria established in Accounting Principles Board
(APB) Opinion 30 Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with a current view that such extinguishments generally do not meet the criteria of APB Opinion 30 as being "unusual and infrequent". The provisions of SFAS No. 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. The Company elected to adopt the provisions of SFAS No. 145 in 2002. Accordingly, the Company's statement of operations in 2002 includes refinancing costs of $3.4 million related to the write-off of previously deferred financing costs as a result of a refinancing of the Company's bank financing. Previously, such write-off of deferred financing costs would have been classified as an extraordinary loss.

         During July 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The new standard is effective for exit or restructuring activities initiated after December 31, 2002.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. As more fully discussed in Note 10, the Company has adopted only the disclosure requirements of SFAS No. 148 effective for the year ended December 31, 2002.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       ACQUISITIONS

         Effective September 1, 2002, the Company acquired all of the outstanding stock of three corporations held by a single stockholder. The acquired corporations provide hospital emergency department and hospital physician staffing services under five contracts for locations in West Virginia and Virginia. The purchase price for the acquired corporations was $8.6 million of which $5.2 million was paid in cash at September 1, 2002 with the remainder of the purchase price due in four annual installments of $0.9 million, $0.9 million, $1.1 million and $0.5 million commencing on October 31, 2003. In addition, the Company may have to pay up to $2.0 million in future contingent payments.

         On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR"), a provider of physician and other professional medical staffing to military treatment facilities. The agreement provided for the Company to acquire the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company's outstanding debt for cash of $147.0 million. The purchase price of SHR of $147.0 million, in addition to adjustment for transaction costs, was also subject to adjustment during the 90-day period subsequent to April 30, 2002 for actual net working capital at April 30, 2002. The total purchase price for SHR after consideration of the aforementioned adjustments was approximately $145.4 million.

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

         3. The Special Committee obtained an opinion by the investment-banking firm of SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., that the purchase price paid for SHR was fair from a financial point of view to the equity holders of the Company as well as its bond holders.

         Effective January 1, 2002, the Company completed the acquisition of certain of the assets and related business operations of two businesses. The operations acquired include those of L&S Medical Management, Inc. ("L&S") and a pediatric services business. L&S provides billing and other management services on a management fee basis to anesthesiology practices, principally in the Southeastern portion of the United States. The pediatric services operation provides evenings and weekend pediatric urgent care and non-trauma emergency practice services at three locations in Florida. The pediatric services provided are billed by the Company on a fee-for-service basis.

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

         During 2002, the Company also made payments of approximately $3.3 million with respect to contingent payments established as a result of certain previous acquisitions. These amounts represent payments of purchase price and have been recorded as goodwill.

         The portion of the purchase prices allocated to intangibles and goodwill for the acquisitions in 2002 was approximately $158.7 million including $140.8 million that is not deductible for tax purposes. Amounts allocated to such intangibles are being amortized over their estimated lives which range from twenty months to seven years.

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

         ISMS, which along with the subsequent acquisition of L&S in 2002, have been organized under an anesthesiologist operating unit known as "THAMS" (Team Health Anesthesiologist Management Services). THAMS is a recognized leader in the management of large urban anesthesia medical groups. The management services offered by THAMS are provided to anesthesiology practices on a fee basis. Services include strategic management, management information systems, third-party payor contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services. THAMS currently provides such services to four integrated anesthesia practices with approximately 430 providers under management. In addition to acquiring the existing management agreements and proprietary anesthesia management practice software, the acquisition of ISMS provided the Company with management resources, experience and infrastructure support to allow the Company to evaluate and compete for additional anesthesia practice opportunities as they are presented.

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

         The following schedule summarizes investing activities related to 2002, 2001 and 2000 acquisitions and contingent payments included in the consolidated statements of cash flows (in thousands):

                                                                     2002         2001         2000
                                                                   --------     --------     --------
Fair value of net operating assets acquired
 (liabilities assumed)......................................       $  3,676     $ (1,522)    $   (834)
Fair value of contracts acquired............................         21,510        4,380          358
Goodwill....................................................        140,536       13,304        5,607
                                                                   --------     ---------    ---------
Cash paid for acquisitions, net.............................       $165,722     $ 16,162     $  5,131
                                                                   ========     =========    =========

         The acquisitions noted above were accounted for using the purchase method of accounting. The operating results of the acquired businesses have been included in the accompanying consolidated statements of operations from their respective dates of acquisition.

         The following unaudited pro forma supplemental information presents consolidated results of operations as if the Company's significant current and prior year acquisitions had occurred on January 1, 2001. The unaudited pro forma data is based on historical information and does not include estimated cost savings; therefore, it does not purport to be indicative of the results of operations had the combinations been in effect at the dates indicated or of future results for the combined entities (in thousands):

                                                                 2002        2001
                                                               --------    --------
Net revenues less provision for uncollectibles........         $900,488    $795,351
Earnings (loss) before cumulative effect of
  accounting change...................................           16,860      (3,788)
Net earnings (loss)...................................           16,566      (3,788)

4.       INTANGIBLE ASSETS

         The following is a summary of intangible assets and related amortization as of December 31, 2002 and 2001 for intangibles that continue to be amortized following the implementation of SFAS 142 on January 1, 2002 (in thousands):

                                                         GROSS CARRYING    ACCUMULATED
                                                             AMOUNT       AMORTIZATION
                                                         --------------   ------------
As of December 31, 2002:
  Contracts...........................................     $  46,763       $  19,015
  Other...............................................           685             365
                                                           ---------       ---------
     Total............................................     $  47,448       $  19,380
                                                           =========       =========
As of December 31, 2001:
  Contracts...........................................     $  32,035       $  12,977
  Other...............................................           685             253
                                                           ---------       ---------
     Total............................................     $  32,720       $  13,230
                                                           =========       =========

         Total amortization expense for intangibles that continue to be amortized following the implementation of SFAS No. 142 on January 1, 2002 is $10.6 million, $4.8 million and $3.8 million, for the years 2002, 2001 and 2000, respectively.

         The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2003..............         $ 12,879
2004....................      5,109
2005....................      3,890
2006...................       2,325
2007...................       1,894

         During 2002 and 2001, the Company recorded an additional $140.5 million and $13.3 million of goodwill and $21.5 million and $4.4 million, respectively, of contract intangibles as a result of its acquisitions during the periods and contingent acquisition payments made for previous acquisitions. Contract intangibles are being amortized over their estimated lives which range from approximately twenty months to seven years.

         During 2002 and 2001, the Company recorded as an impairment loss $2.3 million and $4.1 million, respectively, to reduce its contract intangibles to their estimated fair value. The impairment losses recorded in 2002 and 2001 are the result of either reduced contract profitability and thus expected future cash flows, or a termination of contracts for which an intangible asset had previously been recorded.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31 (in thousands):

                                                                                          2002          2001
                                                                                        --------     ----------
Buildings and leasehold improvements................................................    $  3,428     $    2,696
Furniture and equipment.............................................................      27,478         24,537
Software............................................................................      11,411         10,545
                                                                                        ---------    -----------
                                                                                          42,317         37,778
Less accumulated depreciation.......................................................     (22,324)       (18,972)
                                                                                        ---------    -----------
                                                                                        $ 19,993     $   18,806
                                                                                        =========    ===========

         Depreciation expense in 2002, 2001 and 2000 was approximately $9.4 million, $8.1 million and $7.6 million, respectively.

6.       LONG-TERM DEBT

         Long-term debt as of December 31 consists of the following (in thousands):

                                                                                 2002          2001
                                                                               --------     ----------
12% Senior Subordinated Notes.............................................     $100,000     $  100,000
Term Loan Facility........................................................      220,500        117,300
                                                                               ---------    -----------
                                                                                320,500        217,300
Less current portion......................................................      (20,125)       (24,211)
                                                                               ---------    -----------
                                                                               $300,375     $  193,089
                                                                               =========    ===========

         On May 1, 2002, in conjunction with the acquisition of SHR, the Company entered into a new senior credit facility agreement with a group of banks. The senior credit facilities were to refinance the Company's outstanding bank term loans and to provide for a new revolving credit facility. The senior credit facilities consisted of the following:

         -  $75 million Senior Secured Revolving Credit Facility,

         -  $75 million Senior Secured Term Loan A, and

         -  $150 million Senior Secured Term Loan B.

         The $225 million in proceeds from the new term loans, along with the use of $39.9 million of existing cash balances, were used to fund the acquisition of SHR and to retire the Company's outstanding loan balances as of April 30, 2002, under its previous senior credit facility.

         The Company borrowed under its revolving credit facility in 2002 on four successive days shortly after the acquisition of SHR with an average borrowing amount outstanding of $2.8 million during those days.

         The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts outstanding during the first six months of the agreement were equal to either the eurodollar rate plus 2.75% or the agent bank's base rate plus .75%. Thereafter, the revolver and Term Loan A interest rates are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), both as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank's base rate plus 1.25%.

         The interest rates at December 31, 2002 were 4.3125% and 4.6875% for Term Loans A and B, respectively. In addition, the Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at December 31, 2002. No funds have been borrowed under the revolving credit facility as of December 31, 2002, but the Company had $1.6 million of standby letters of credit outstanding against the revolving credit facility commitment. On July 3, 2002, the Company entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

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

         Both the Notes and the Term Loan Facility contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $7.0 million for fiscal 2002 by April 30, 2003. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2002.

         Aggregate annual maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

2003........       $  20,125
2004........          16,250
2005........          20,375
2006........          21,688
2007........           6,562
Thereafter..         235,500
                   ---------
                   $ 320,500
                   =========

         The Company expensed deferred financing costs related to its previously outstanding bank debt of approximately $3.4 million in 2002 in conjunction with entering into the new senior credit facilities.

7.       OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities consist of the following as of December 31 (in thousands):

                                                                                           2002         2001
                                                                                           ----         ----
Professional liability insurance reserves...........................................    $    2,069   $   25,182
Deferred compensation...............................................................        11,449        9,345
Other...............................................................................         5,126          365
                                                                                        ----------   ----------
                                                                                        $   18,644   $   34,892
                                                                                        ==========   ==========

         The Company in March 2001 renewed its professional liability insurance policy, which provides coverage for potential liabilities on a "claims-made" basis. The coverage is in effect for a two-year period through March 11, 2003 and includes an aggregate limit of $85.0 million inclusive of indemnity losses and expenses. Included in such policy is the ability for the Company to be able to exercise a "tail" premium option. The tail premium option, if exercised, will increase the aggregate limit to $130.0 million to include claims reported during the two year period ended March 12, 2003 as well as all incurred but not reported claims. The cost of such option at March 11, 2003 is estimated to be $30.6 million. The Company has recorded the cost of such option over the two year period from March 12, 2001 to March 11, 2003 on a straight-line basis. Included in professional insurance liability reserves of $25.2 million at December 31, 2001 is $24.4 million provided to such date for the exercise of the tail option. As a result of recent conditions in the professional liability insurance market, including such factors as a significant escalation in the cost of professional liability coverage as well as fewer insurance carriers providing acceptable levels of such coverage, the Company expects that it will provide for such risks following March 12, 2003, through a funded captive insurance company. Accordingly, at this time the Company expects to exercise its option to purchase the tail policy and, as a result of this expectation, has classified the pro rata portion of the $30.6 million tail premium cost as of December 31, 2002 ($29.5 million) as a current liability.

8.       MANDATORY REDEEMABLE PREFERRED STOCK

         The Company as of December 31, 2002, had outstanding 100,381 shares of class A redeemable preferred stock held by holders of its common stock. During 2002, the Company sold 944 shares of its redeemable preferred stock in exchange for proceeds of $1.3 million consisting of $1,000 per share sold plus accrued and unpaid dividends through the date of the respective sales. Additionally, the Company accepted and subsequently cancelled 563 shares of preferred stock in settlement of obligations due the Company under an existing indemnification agreement with Caremark Rx, Inc. The preferred stock is subject to mandatory redemption on March 12, 2009 at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The preferred stock accrues cumulative preferential dividends from the date of issuance in the amount of 10% per year. As of December 31, 2002, approximately $44.0 million in dividends has been accrued.

9.       STOCKHOLDERS' EQUITY

         During 2002, the Company sold 67,513 shares of its $.01 par value common stock to members of its management and Board of Directors for net proceeds of $0.6 million.

10.      STOCK OPTIONS

         The Company's 1999 Stock Option Plan (the "Plan") allows the granting of stock options to employees, consultants and directors of the Company. The Company has reserved 885,205 shares of common stock for issuance. The options vest at the end of an eight-year period, but allow for the possible acceleration of vesting if certain performance related criteria are met.

         For stock options granted to employees prior to December 31, 2002, the Company accounts for these awards under the recognition and measurement options of Opinion 25. No stock-based compensation cost is reflected in net earnings for 2002, 2001, or 2000, as all options granted in these years had an exercise price equal to the market value of the underlying common stock of the date of the grant. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2002, 2001 and 2000 is less than that which would have been recognized if the fair value method had been applied to all awards since the adoption of the Plan. The following table illustrates the effect on net earnings if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                             2002             2001              2000
                                                            -----             ----              ----
Net earnings (loss) attributable to common
   stockholders......................................      $  3,009         $(13,348)         $   2,497
Total stock-based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax effects............            46               23                 13
                                                           --------         ---------         ---------
Pro forma net earnings (loss) attributable to
   common stockholders...............................      $  2,963         $(13,371)         $   2,484
                                                           ========         ==========        =========

         Stock option activity during 2000, 2001 and 2002 was as follows (options in thousands):

                                                      NUMBER OF        PRICE         WEIGHTED AVERAGE
                                                       OPTIONS         RANGE          EXERCISE PRICE
                                                      ---------        -----         ----------------
Outstanding at December 31, 1999                          30       $       1.50         $   1.50
Granted.....................................             467          1.50-4.50             2.11
Cancelled...................................              39               1.50             1.50
                                                       -----       ------------         --------
Outstanding at December 31, 2000                         458          1.50-4.50             2.12
Granted.....................................              53               4.50             4.50
Cancelled...................................              14               1.50             1.50
                                                       -----       ------------         --------
Outstanding at December 31, 2001                         497          1.50-4.50             2.39
Granted.....................................             359         4.50-12.00            10.34
Cancelled...................................               6          1.50-4.50             2.00
                                                       -----       ------------         --------
Outstanding at December 31, 2002                         850       $ 1.50-12.00         $   5.75
                                                       =====       ============         ========

         The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

                          WEIGHTED                            WEIGHTED AVERAGE
  OPTIONS                  AVERAGE            OPTIONS            REMAINING
OUTSTANDING            EXERCISE PRICE        EXERCISABLE      CONTRACTUAL LIFE
-----------            --------------        -----------      ----------------
    345                   $  1.50                134                7.1
    226                      4.50                 27                8.4
    279                     12.00                 --                9.4
    ---                   -------                ----               ---
    850                   $  5.75                161                8.2
    ===                   =======                ====               ===

         As of December 31, 2002 and 2001, there were 161,532 and 69,513 shares that were vested and exercisable, respectively. No options were vested and exercisable at December 31, 2000.

         Approximately 101,000 of the 848,650 options outstanding at December 31, 2002 were granted to affiliated independent contractor physicians during 2000. The Company recorded $9,000 of compensation expense per year in 2002, 2001 and 2000, based on a fair value of $0.68 per option, 6.0% risk-free interest rate and a ten year expected option life relating to these options.

         The following table represents the weighted average fair value of options granted during 2002, 2001 and 2000:


                                   WEIGHTED
                                   AVERAGE
                                  FAIR VALUE
                                  ----------
2002.......................        $   2.60
2001.......................        $   1.74
2000.......................        $   0.95

         The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0.0% in 2002, 2001 and 2000; risk-free interest rate of 2.0%, 4.9% and 6.0% in 2002, 2001 and 2000, respectively; and an expected life of ten years in 2002, 2001 and 2000

11.      NET REVENUE ADJUSTMENT

         The Company recorded in 2001 a charge of $24.5 million to increase its contractual allowances for patient accounts receivable. The charge resulted from a change in estimated collection rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The results of the additional research indicated that the Company's estimated collection rates for prior periods were lower than originally estimated.

12.      INCOME TAXES

         The provision for income tax expense consists of the following (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                           2002         2001            2000
                                                                           ----         ----            ----
Current:
   Federal........................................................       $  4,336     $   2,395      $  (6,435)
   State..........................................................          1,904           304           (919)
                                                                         --------     ---------      ---------
                                                                            6,240         2,699         (7,354)

Deferred:
   Federal........................................................          7,646        (1,593)        14,588
   State..........................................................           (688)         (235)         2,083
                                                                         --------     ---------      ---------
                                                                            6,958        (1,828)        16,671
                                                                         --------     ---------      ---------
                                                                         $ 13,198     $     871      $   9,317
                                                                         ========     =========      =========

         The reconciliation of the provision for income tax expense computed at the federal statutory tax rate to income tax expense is as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                           2002         2001           2000
                                                                           ----         ----           ----
Tax at statutory rate...........................................           35.0%         35.0%         35.0%
State income tax (net of federal tax benefit)...................            1.6         114.9           6.6
Change in valuation allowance...................................            3.3        (111.1)         (1.5)
Expenses not deductible for tax purposes........................            1.5         (64.3)          0.7
Other...........................................................            3.1        (122.6)          0.4
                                                                           ----        ------          ----
                                                                           44.5%       (148.1)%        41.2%
                                                                           ====        ======          ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                           2002                  2001
                                                                           ----                  ----
Current deferred tax assets:
     Accounts receivable                                                 $  5,993              $ 15,547
     Accrued compensation and other                                         1,623                   337
     Professional liability reserves                                       10,140                    --
     Interest rate swap                                                       923                   139
                                                                         --------              --------
       Total current deferred tax assets                                   18,679                16,023
                                                                         --------              --------
Current deferred tax liabilities
     Amortization of intangibles                                           (2,720)                   --
     Affiliate deferred revenue                                           (16,370)              (20,838)
                                                                         --------              --------
       Total current deferred tax liabilities                             (19,090)              (20,838)
                                                                         --------              --------
Net current deferred tax liability                                           (411)               (4,815)
Long term deferred tax assets:
     Accrued compensation and other                                         2,410                 1,943
     Amortization and depreciation                                         64,001                68,153
     Professional liability reserves                                          798                 8,238
     Net operating losses                                                   2,995                 1,988
                                                                         --------              --------
       Total long term deferred tax assets                                 70,204                80,322
                                                                         --------              --------
Long term deferred tax liabilities:
     Other reserves                                                        (3,630)               (2,662)
     Valuation Allowance                                                   (2,292)               (1,286)
                                                                         --------              --------
Net long-term deferred tax asset                                           64,282                76,374

     Total deferred tax assets                                             88,883                96,345
                                                                         --------              --------
     Total deferred tax liabilities                                       (22,720)              (23,500)
                                                                         --------              --------
     Valuation allowance                                                   (2,292)               (1,286)
                                                                         --------              --------
Net deferred tax assets                                                  $ 63,871              $ 71,559
                                                                         ========              ========

         The Company as of December 31, 2002, had operating loss carryforwards in various states that begin to expire in 2005 through 2014.

13.      RETIREMENT PLANS

         The Company's employees participated in various employee benefit plans sponsored by the Company. The plans are primarily defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's plans. The Company's contributions to the plans were approximately $3.6 million in each of 2002, 2001 and 2000.

         The Company maintains a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. The plan prior to 2002 required the Company to make a matching contribution equal to 50% of the first 6% of compensation contributed by employees. Effective January 1, 2002, the plan was amended to provide for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company's provision in 2002 reflects the maximum discretionary provision provided for under the amended plan.

         The Company also maintains non-qualified deferred compensation plans for certain of its employees, including a Rabbi Trust for the benefit of certain members of the Company's senior management. Total deferred compensation payable as of December 31, 2002 and 2001 was approximately $11.8 million and $10.1 million, respectively. The Rabbi Trust holds preferred units in Team Health Holdings, LLC. The deferred compensation liability and related investment held by the Rabbi Trust are carried as a long-term liability and a long-term asset at December 31, 2002 and 2001 of $8.4 million and $6.7 million, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these noncancelable operating leases at December 31, 2002 are as follows (in thousands):

2003.....................................       $   6,402
2004.....................................           5,964
2005.....................................           5,880
2006.....................................           4,923
2007.....................................           4,009
Thereafter...............................           5,987
                                                ---------
                                                $  33,165
                                                =========

         Operating lease costs were approximately $7.3 million, $5.4 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         INDEMNITIES

         In connection with a recapitalization of the Company in 1999, subject to certain limitations, the Company's previous owner, Caremark Rx, Inc., and related entities, have jointly and severally agreed to indemnify us against certain losses relating to litigation arising out of incidents occurring prior to the recapitalization in 1999 to the extent those losses are not covered by third party insurance. With respect to certain litigation matters, we are only indemnified if our losses from all indemnification claims exceed a total of $3.7 million and do not exceed a total of $50 million. With respect to other litigation matters, we are indemnified for all losses. Finally, also in connection with the recapitalization, Caremark agreed to purchase, at its sole cost and expense, for the benefit of Team Health Holdings, insurance policies covering all liabilities and obligations for any claim for medical malpractice arising at any time in connection with the operations of the Company and its subsidiaries prior to the closing date of the recapitalization transactions for which the Company or any of its subsidiaries or physicians becomes liable.

         In connection with the acquisition of SHR on May 1, 2002, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $0.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

         CONTINGENT ACQUISITION PAYMENTS

         As of December 31, 2002, the Company may have to pay up to $11.1 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2002. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

15.      RELATED PARTY TRANSACTIONS

         The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total related party lease costs were approximately $1.0 million in 2002 and $1.4 million in 2001 and 2000.

         The Company has contractual arrangements with billing and collection service companies that are owned or partially owned by certain employees of the Company. The majority of these arrangements were assumed as part of merger or purchase transactions. Billing fees paid for these services were $0.1 million, $1.8 million and $3.3 million in 2002, 2001 and 2000, respectively.

16.      FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         Long-term debt:                     Fair values for debt were
                                             determined based on interest rates
                                             that are currently available to the
                                             Company for issuance of debt with
                                             similar terms and remaining
                                             maturities for debt issues that are
                                             not traded on quoted market prices.
                                             The fair value of the Company's
                                             total debt, which has a carrying
                                             value of $320.5 million, is
                                             approximately $321.0 million.

         Interest rate swap:                 The fair value of the Company's
                                             interest rate swap agreements is a
                                             liability of approximately $2.6
                                             million at December 31, 2002 based
                                             on quoted market prices for similar
                                             interest rate contracts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on March 20, 2003.

                             TEAM HEALTH, INC.

                                           /s/ H. LYNN MASSINGALE, M.D.
                             --------------------------------------------------
                                              H. Lynn Massingale
                                            Chief Executive Officer

                                           /s/ ROBERT J. ABRAMOWSKI
                             --------------------------------------------------
                                             Robert J. Abramowski
                             Executive Vice President Finance and Administration

                                                /s/ DAVID JONES
                             --------------------------------------------------
                                                  David Jones
                                         Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 20, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

                             TEAM HEALTH, INC.

                                         /s/ H. LYNN MASSINGALE, M.D.
                             --------------------------------------------------
                                           H. Lynn Massingale, M.D.
                              President and Chief Executive Officer and Director

                                            /s/ NICHOLAS W. ALEXOS
                             --------------------------------------------------
                                              Nicholas W. Alexos
                                                   Director

                                            /s/ GLENN A. DAVENPORT
                             --------------------------------------------------
                                              Glenn A. Davenport
                                                   Director

                                              /s/ EARL P. HOLLAND
                             --------------------------------------------------
                                                Earl P. Holland
                                                   Director

                                              /s/ DANA J. O'BRIEN
                             --------------------------------------------------
                                                Dana J. O'Brien
                                                   Director

                                            /s/ KENNETH W. O'KEEFE
                             --------------------------------------------------
                                              Kenneth W. O'Keefe
                                                   Director

                                            /s/ TIMOTHY P. SULLIVAN
                             --------------------------------------------------
                                              Timothy P. Sullivan
                                                   Director

                                 CERTIFICATIONS

I, H. Lynn Massingale, certify that:

1. I have reviewed this annual report on Form 10-K of Team Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                               /s/ H. LYNN MASSINGALE, M.D.
                                            ------------------------------------
                                                  H. Lynn Massingale, M.D.
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Robert J. Abramowski, certify that:

1. I have reviewed this annual report on Form 10-K of Team Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                        /s/ ROBERT J. ABRAMOWSKI
                                 -----------------------------------------------
                                            Robert J. Abramowski
                             Executive Vice President Finance and Administration

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

3.55 Certificate of Amendment of Certificate of Incorporation of Paragon Imaging Consultants, Inc. dated May 7, 1993.*

3.56     By-laws of Paragon Imaging Consultants, Inc.*

3.57     Articles of Incorporation of Quantum Plus, Inc. dated January 27,
         1997.*

3.58     By-laws of Quantum Plus, Inc. dated February 1, 1997.*

3.59 Amendment and Restated Articles of Incorporation of Reich, Seidelmann & Janicki Co. dated November 7, 1997.*

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

3.83 Certificate of Limited Partnership of Team Health Billing Services, L.P., dated October 21, 1997.*

3.84 Partnership Agreement of Fischer Mangold Group Partnership, dated February 21, 1996.*

3.85 Partnership Agreement of Mt. Diablo Emergency Physicians, a California General Partnership, dated June 1, 1997.*

3.86     Articles of Incorporation of Team Health, Inc.*

3.87     By-laws of Team Health, Inc.*

3.88 Articles of Incorporation of Integrated Specialists Management Services, Inc. dated January 20, 1994.*

3.89 Certificate of Amendment to Articles of Incorporation of Integrated Specialists Management Services, Inc. dated January 29, 1997.*

3.90 Bylaws of Integrated Specialists Management Services, Inc. dated July 18, 1994.*

3.91 Third Amendment to Bylaws of Integrated Specialists Management Services, Inc. dated February 23, 2001.*

3.92 Fifth Amendment to Bylaws of Integrated Specialists Management Services, Inc. dated June 12, 2001.*

3.93 Sixth Amendment to Bylaws of Integrated Specialists Management Services, Inc. dated July 30, 2001.*

3.94 Articles of Incorporation of Physician Integration Consulting Services, Inc. dated August 2, 1993.*

3.95 Bylaws of Physician Integration Consulting Services, Inc. dated August 11, 1993.*

3.96 Articles of Incorporation of Sentinel Medical Services, Inc. dated September 2, 1994.*

3.97     Bylaws of Sentinel Medical Services, Inc. (undated)*

3.98     Articles of Incorporation of After Hours Pediatric Practices, Inc.*

3.99     Bylaws of After Hours Pediatric Practices, Inc.*

3.100 Certificate of Incorporation of Spectrum Healthcare Services, Inc. dated January 18, 1994*

3.101 Certificate of Amendment of Restated Certificate of Incorporation of Spectrum Healthcare Services, Inc. dated July 21, 1997*

3.102    Amended and Restated Bylaws of Spectrum Healthcare Services, Inc.*

3.103 Certificate of Incorporation of Spectrum Occupational Health Services, Inc. dated August 30, 1994*

3.104 Certificate of Amendment of Certificate of Incorporation of Spectrum Primary Care, Inc. (f/k/a Spectrum Occupational Health Services, Inc.) dated November 3, 1994*

3.105    Bylaws of Spectrum Occupational Health Services, Inc.*

3.106 Certificate of Incorporation of Spectrum Healthcare Resources, Inc. dated November 3, 1994*

3.107    Bylaws of Spectrum Healthcare Resources, Inc.*

3.108 Certificate of Incorporation of Spectrum Healthcare Resources of Delaware, Inc. dated November 3, 1994*

3.109    Bylaws of Spectrum Healthcare Resources of Delaware, Inc.*

3.110 Certificate of Incorporation of Spectrum Primary Care of Delaware, Inc. dated November 3, 1994*

3.111    Bylaws of Spectrum Primary Care of Delaware, Inc.*

3.112 Certificate of Incorporation of Spectrum Healthcare, Inc. dated December 5, 1996*

3.113    Bylaws of Spectrum Healthcare, Inc.*

3.114 Certificate of Incorporation of Spectrum Cruise Care, Inc. dated July 11, 1996*

3.115    Bylaws of Spectrum Cruise Care, Inc.*

3.116 Certificate of Incorporation of Spectrum Healthcare Nationwide, Inc. dated May 10, 2001*

3.117    Bylaws of Spectrum Healthcare Nationwide, Inc.*

3.118 Certificate of Incorporation of Kelly Medical Corporation dated August 13, 1985*

3.119    Amended and restated bylaws of Kelly Medical Corporation*

3.120 Certificate of Incorporation of Medical Services, Inc. dated February 4, 1992*

3.121    Amended and restated bylaws of Medical Services, Inc.*

3.122 Certificate of Incorporation of Health Care Alliance, Inc. dated January 4, 1995*

3.123    Amended and restated bylaws of Health Care Alliance, Inc.*

3.124 Certificate of Amendment to the Articles of Incorporation of Kelly Medical Corporation dated September 16, 2002*

4.1 Indenture dated as of March 12, 1999 by and among Team Health, Inc. the Guarantors listed on the signature pages thereto and the United States Trust Company of New York.*

4.2      Supplemental Indenture dated March 28, 2001*

4.3      Supplemental Indenture dated September 3, 2001*

4.4      Supplemental Indenture dated May 31, 2002*

4.5      Supplemental Indenture dated November 11, 2002**

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

10.14 Form of Employment Agreement for Dr. Massingale and Messrs. Hatcher, Sherlin, Joyner and Jones.*

10.15    Amendment No. 1 to Credit Agreement*

10.16    Amendment No. 1 to Security Agreement*

10.17    Amendment No. 2 to Credit Agreement*

10.18 Credit Agreement dated May 1, 2002 among Team Health, Inc., The Banks, Financial Institutions and Other Institutional Lenders Named Therein, Fleet National Bank, Bank of America, N.A., and Banc of America Securities, LLC*

21.      Subsidiaries of Registrant.**

-----------

* Previously filed by the Company in its prior S-4 Registration Statement and subsequent filings with the Securities and Exchange Commission.

**   Filed herewith.

ITEM 15(a)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE
                                               AT
                                            BEGINNING     COSTS AND                               BALANCE AT
                                            OF PERIOD     EXPENSES      OTHER     DEDUCTIONS     END OF PERIOD
                                            ---------     ---------     -----     ----------     -------------
2002................................        $ 101,175     $ 396,605     $  --     $ 388,624        $ 109,156
2001...............................           106,819       336,218        --       341,862          101,175
2000...............................           125,067       329,291        --       347,539          106,819