Form 10-Q
period 2003-03-31
TEAM HEALTH INC
filed 2003-05-15
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                            FORM 10-Q EQUIVALENT(1)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                               Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock par value $0.01 per share -- 10,067,513 shares as of May 14, 2003.

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

                               TEAM HEALTH, INC.

                     QUARTERLY REPORT FOR THE THREE MONTHS
                              ENDED MARCH 31, 2003

                                                                          PAGE
                                                                          ----
Part 1.  Financial Information

  Item 1.   Financial Statements (Unaudited)
            Consolidated Balance Sheets -- March 31, 2003 and December
            31, 2002....................................................    3
            Consolidated Statements of Operations -- Three months ended
            March 31, 2003 and 2002.....................................    4
            Consolidated Statements of Cash Flows -- Three months ended
            March 31, 2003 and 2002.....................................    5
            Notes to Consolidated Financial Statements..................    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   13

  Item 3.   Quantitative and Qualitative Disclosures of Market Risk.....   20

  Item 4.   Controls and Procedures.....................................   21

Part 2.  Other Information

  Item 1.   Legal Proceedings...........................................   22

  Item 2.   Changes in Securities and Use of Proceeds...................   22

  Item 3.   Defaults upon Senior Securities.............................   22

  Item 4.   Submission of Matters to a Vote of Security Holders.........   22

  Item 5.   Other Information...........................................   22

  Item 6.   Exhibits and Reports on Form 8-K............................   22

  Signatures............................................................   23

  Section 302 Certifications of Chief Executive Officer and Executive
     Vice President of Finance and Administration.......................   24

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  47,905      $ 47,789
  Accounts receivable, net..................................     159,452       156,449
  Prepaid expenses and other current assets.................      14,368         9,956
  Income tax receivable.....................................          --         1,074
  Deferred income taxes.....................................       5,485            --
                                                               ---------      --------
Total current assets........................................     227,210       215,268
Property and equipment, net.................................      20,950        19,993
Intangibles, net............................................      25,132        28,068
Goodwill....................................................     167,016       164,188
Deferred income taxes.......................................      80,117        64,282
Other.......................................................      20,716        19,298
                                                               ---------      --------
                                                               $ 541,141      $511,097
                                                               =========      ========
                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  13,928      $ 13,895
  Accrued compensation and physician payable................      61,830        65,697
  Other accrued liabilities.................................      44,069        44,977
  Income taxes payable......................................       7,804            --
  Current maturities of long-term debt......................      22,342        20,125
  Deferred income taxes.....................................          --           411
                                                               ---------      --------
Total current liabilities...................................     149,973       145,105
Long-term debt, less current maturities.....................     295,908       300,375
Other non-current liabilities...............................      73,121        18,644
Mandatory redeemable preferred stock........................     147,966       144,405
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,068 shares issued and outstanding at March 31, 2003 and
  December 31, 2002.........................................         101           101
Additional paid in capital..................................         673           644
Retained earnings (deficit).................................    (124,932)      (96,562)
Accumulated other comprehensive loss........................      (1,669)       (1,615)
                                                               ---------      --------
                                                               $ 541,141      $511,097
                                                               =========      ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $350,139   $263,727
Provision for uncollectibles................................   111,725     90,817
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   238,414    172,910
Cost of services rendered
  Professional service expenses.............................   181,996    129,532
  Professional liability costs..............................    61,542      7,995
                                                              --------   --------
     Gross profit (loss)....................................    (5,124)    35,383
General and administrative expenses.........................    21,463     17,187
Management fee and other expenses...........................       125        138
Depreciation and amortization...............................     5,523      3,568
Interest expense, net.......................................     6,215      5,276
                                                              --------   --------
     Earnings (loss) before income taxes and cumulative
      effect of change in accounting principle..............   (38,450)     9,214
Provision (benefit) for income taxes........................   (13,641)     3,824
                                                              --------   --------
     Earnings (loss) before cumulative effect of change in
      accounting principle..................................   (24,809)     5,390
Cumulative effect of change in accounting principle, net of
  taxes of $209.............................................        --       (294)
                                                              --------   --------
  Net earnings (loss).......................................   (24,809)     5,096
Dividends on preferred stock................................     3,561      3,225
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $(28,370)  $  1,871
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings (loss).........................................  $ (24,809)  $  5,096
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      5,523      3,568
  Amortization of deferred financing costs..................        356        478
  Provision for uncollectibles..............................    111,725     90,817
  Deferred income taxes.....................................    (22,534)       (91)
  Loss on sale of equipment.................................         --         35
  Cumulative effect of change in accounting principle.......         --        294
  Equity in joint venture loss (income).....................         59       (124)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (114,681)   (99,761)
  Prepaid expenses and other current assets.................     (3,754)       328
  Income tax receivable.....................................      8,616      9,775
  Accounts payable..........................................         33       (934)
  Accrued compensation and physician payable................     (3,835)    (2,674)
  Other accrued liabilities.................................     (2,126)    (3,568)
  Professional liability reserves...........................     55,052      1,422
                                                              ---------   --------
Net cash provided by operating activities...................      9,625      4,661
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (3,229)    (2,188)
Cash paid for acquisitions, net.............................     (1,571)   (13,742)
Purchase of investments.....................................     (1,694)        --
Other investing activities..................................       (765)       425
                                                              ---------   --------
Net cash used in investing activities.......................     (7,259)   (15,505)
FINANCING ACTIVITIES
Payments on notes payable...................................     (2,250)    (6,438)
Payment of deferred financing costs.........................         --         (7)
Proceeds from sales of common stock.........................         --         49
                                                              ---------   --------
Net cash used in financing activities.......................     (2,250)    (6,396)
                                                              ---------   --------
Net increase (decrease) in cash.............................        116    (17,240)
Cash and cash equivalents, beginning of period..............     47,789     70,183
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $  47,905   $ 52,943
                                                              =========   ========
Interest paid...............................................  $   9,001   $  8,147
                                                              =========   ========
Taxes paid..................................................  $     494   $    347
                                                              =========   ========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2002 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K.

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

     During July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The new standard is effective for exit or restructuring activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based

                               TEAM HEALTH, INC.

employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

     As more fully discussed in Note 7, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

NOTE 3.  NET REVENUE

     Net revenue as of March 31, 2003 and 2002, respectively, consisted of the following:

                                                                2003       2002
                                                              --------   --------
Fee for service revenue.....................................  $246,420   $213,918
Contract revenue............................................    96,707     42,387
Other revenue...............................................     7,012      7,422
                                                              --------   --------
                                                              $350,139   $263,727
                                                              ========   ========

NOTE 4.  INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of March 31, 2003 and December 31, 2002 (in thousands):

                                                              GROSS CARRYING   ACCUMULATED
                                                                  AMOUNT       AMORTIZATION
                                                              --------------   ------------
As of March 31, 2003:
  Contracts.................................................     $46,763         $22,223
  Other.....................................................         858             266
                                                                 -------         -------
     Total..................................................     $47,621         $22,489
                                                                 =======         =======
As of December 31, 2002:
  Contracts.................................................     $46,763         $19,015
  Other.....................................................         685             365
                                                                 -------         -------
     Total..................................................     $47,448         $19,380
                                                                 =======         =======
Aggregate amortization expense:
  For the three months ended March 31, 2003.................     $ 3,245
                                                                 =======
Estimated amortization expense:
  For the year ended December 31, 2003......................     $13,021
  For the year ended December 31, 2004......................       5,264
  For the year ended December 31, 2005......................       3,903
  For the year ended December 31, 2006......................       2,325
  For the year ended December 31, 2007......................       1,894

                               TEAM HEALTH, INC.

     As of March 31, 2003, the Company may have to pay up to $10.2 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2003. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the three months ended March 31, 2003, the Company recorded an additional $2.8 million of goodwill related to previous acquisitions.

NOTE 5.  LONG-TERM DEBT

     Long-term debt as of March 31, 2003 consists of the following (in thousands):

Term Loan Facilities........................................  $218,250
12% Senior Subordinated Notes...............................   100,000
                                                              --------
                                                               318,250
Less current portion........................................   (22,342)
                                                              --------
                                                              $295,908
                                                              ========

     The Term Loan Facilities consisted of the following (in thousands):

Senior Secured Term Loan A..................................  $ 68,250
Senior Secured Term Loan B..................................   150,000
                                                              --------
                                                              $218,250
                                                              ========

     In addition to the term loan facilities, the Company has a senior secured revolving credit facility totaling $75.0 million.

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

     The Company during the three months ended March 31, 2003, recorded a provision for losses resulting from an actuarial projection of losses and expenses in excess of an aggregate limit for insured professional liability losses under a commercial insurance policy for certain insurance policy periods ended March 11, 2003. See Note 6 for additional information. As a result of the excess loss provision recorded, the Company was in violation of certain of its financial covenant tests under its bank facilities. The Company has requested and its lending banks have approved an amendment that waives such violations resulting from the loss provision as of March 31, 2003. The Company intends to meet with its banks in the near future to secure appropriate additional amendments to its bank covenants to allow for a change in its program for providing for its professional liability risks. While the Company believes it will be successful in obtaining acceptable amendments, there can be no assurance at this time that such amendments will be obtained or that the Company's borrowing costs will remain unchanged from present levels. In the event that such amendments are not obtained, the Company's long-term debt would become due and payable on a current basis. In such an event, the Company would not be in a position to immediately repay its long-term debt without either first securing replacement loan facilities and/or arranging for additional equity financing. There can be no assurance that the Company's efforts would be successful to achieve either or both of these options in combination.

     The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as defined in the credit agreement. The interest rate on any Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank's base rate plus 1.25%. In the

                               TEAM HEALTH, INC.

event of a default by the Company under its bank loan covenants, such interest rates would increase by 2.0% over the current rates then in effect. Upon expiration of the current interest rate period, the Company would pay the agent bank's base rates plus 2.0% plus the maximum applicable margin. Under the bank's base rate borrowing base, the maximum applicable margin for the senior revolving credit facility borrowings and Term Loan A amounts is 1.0% and for the Term Loan B amounts is 1.25%.

     The interest rates at March 31, 2003 were 4.3125% and 4.6875% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at March 31, 2003. No funds have been borrowed under the revolving credit facility as of March 31, 2003, but the Company had $1.8 million of standby letters of credit outstanding against the revolving credit facility commitment. The Company has a forward interest rate swap agreement that became effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005.

     The senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. On April 30, 2003 the Company made an $8.3 million excess cash flow payment as required under the terms of the senior credit agreement. An estimated excess cash flow payment of $7.0 million was included within current maturities of long-term debt at December 31, 2002. Current maturities of long-term in the accompanying balance sheet at March 31, 2003 reflect the final determination of the excess cash flow payment of $8.3 million.

     Aggregate maturities of long-term debt due within one year of March 31, 2003 are currently as follows (in thousands):

2004........................................................  $ 22,342
2005........................................................    17,000
2006........................................................    21,500
2007........................................................    18,971
Thereafter..................................................   238,437
                                                              --------
                                                              $318,250
                                                              ========

NOTE 6.  PROFESSIONAL LIABILITY INSURANCE

     The Company provides for its estimated professional liability losses through a combination of commercial insurance company coverage as well as reserves established to provide for future payments under self-insured retention components and to establish reserves for future claims incurred but not reported. Since March 12, 1999 and through March 11, 2003, the primary source of the Company's coverage for such risks has been a professional liability insurance policy provided through one insurance carrier. The policy with the Company's primary insurance carrier for such coverage and period provided coverage for potential liabilities on a "claims-made" basis. The policy included the ability for the Company to be able to exercise a "tail" premium option. The tail premium option, if exercised, included an aggregate limit of $130.0 million which includes claims reported during the two year period ended March 12, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003. As a result of recent conditions in the professional liability insurance market, including such factors as a significant escalation in the cost of professional liability coverage as well as a lack of insurance carriers providing acceptable levels of such coverage, the Company decided that it would provide, beginning March 12, 2003, for such risks previously covered by the Company's primary insurance carrier through a captive insurance company. Such loss estimates on a "claims-made" basis will be provided for and funded within the captive insurance company. Additionally, the Company will provide for an actuarial estimate of losses for professional liability claims incurred but not reported in each period.

                               TEAM HEALTH, INC.

     The option for the tail premium was exercised by the Company effective March 11, 2003, at a cost of approximately $30.6 million, which was subsequently paid on April 11, 2003. The Company had previously recorded the cost of such option over the four-year period ended March 11, 2003. The pro rata portion of the tail premium purchase price is included in other accrued liabilities in the accompanying balance sheets as of March 31, 2003 and December 31, 2002.

     The Company's provisions for losses subsequent to March 11, 2003, that are not covered by commercial insurance company coverage are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected. In addition, when and if in the event that claims reported during the two-year period ended March 11, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003, become known to likely be greater than the insured aggregate limit of $130.0 million, such excess would require an additional loss provision by the Company once such excess is able to be reasonably estimated.

     An actuarial study was prepared to provide the Company with an actuarial estimate of the current annual cost of its professional liability claim losses and related expenses and also to estimate the Company's potential exposure to prior period losses in excess of the $130.0 million aggregate policy limit. The aforegoing actuarial study includes numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors, and others. The results of the actuarial study included a projection that the Company would incur a loss resulting from claims for the covered periods exceeding the $130.0 million aggregate insurance company loss limit under the previous policy. Such loss estimate, discounted at 4% over the projected future payment periods, totaled $50.8 million. The Company has recorded this loss estimate in the accompanying statement of operations for the three months ended March 31, 2003. See footnote 5 for the effect of this loss provision on the Company's revolving and term loan bank credit facilities.

     The results of future actuarial studies may result in such loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

NOTE 7.  STOCK OPTIONS

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. No stock-based employee compensation expense is reflected in net earnings for the three months ended March 31, 2002 as all options granted prior to January 1, 2003 had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings for the three months ended March 31, 2003 and 2002 is less than that which would have been recognized if the fair value method had

                               TEAM HEALTH, INC.

been applied to all awards. The following table illustrates the effect on net earnings if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              ---------   -------
Net earnings (loss) attributable to common stockholders, as
  reported..................................................  $(28,370)   $1,871
Deduct: Total stock-based employee compensation expense
  determined under the fair value method for all awards, net
  of related tax............................................       (25)      (18)
                                                              --------    ------
Pro forma net earnings (loss) attributable to common
  stockholders..............................................  $(28,395)   $1,853
                                                              ========    ======

NOTE 8.  CONTINGENCIES

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

INDEMNITY

     In connection with the acquisition of a company that specializes in providing medical staff providers to military treatment facilities on May 1, 2002, subject to certain limitations, the previous shareholders of such company and its related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $0.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to any claims asserted against the acquired company during the three years subsequent to the date of its acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

CONTINGENT ACQUISITION PAYMENTS

     As of March 31, 2003, the Company may have to pay up to $10.2 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2003. These payments will be made and

                               TEAM HEALTH, INC.

recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

NOTE 9.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2003       2002
                                                              ---------   ------
Net earnings (loss) attributable to common shareholders.....  $(28,370)   $1,871
Net change in fair value of interest rate swaps.............       (54)      219
                                                              --------    ------
Comprehensive earnings (loss)...............................  $(28,424)   $2,090
                                                              ========    ======

     Accumulated other comprehensive loss, net of related taxes, was $1.7 million at March 31, 2003, relating to the fair value of interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our net revenue. Effective May 1, 2002, we acquired a provider of outsourced physician staffing and administrative services to military treatment facilities. In addition to providing physician staffing, the acquired provider also provides a broad array of non-physician health care services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

 REVENUE RECOGNITION

     Net Revenue. A significant portion (70.4%) of the Company's revenue in the three months ended March 31, 2003 resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

     Net Revenue Less Provision For Uncollectibles. Net revenue less provision for uncollectibles reflects management's estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature and are calculated at the individual contract level. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

 INSURANCE RESERVES

     The nature of the Company's business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, the Company has maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, such insurance coverage has been provided by a commercial insurance company provider. Professional liability lawsuits are routinely reviewed by the Company's insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, the Company has recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on its past loss experience following consultation with its outside insurance experts and claims managers.

     Subsequent to March 11, 2003, due to the cost and lack of availability of acceptable commercial professional liability insurance coverage, the Company has decided to provide for a significant portion of its professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Accordingly, beginning on March 12, 2003, a substantial portion of the Company's provision for professional liability losses is based on periodic actuarially determined estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management's estimate of the Company's professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of the Company's claims management process; and the outcome of litigation.

     If in the event that losses for the period March 12, 1999 through March 11, 2003, become known to likely be greater than the insured limits applicable to such coverage in such periods, or in the event that subsequent to March 11, 2003, such actuarial determined estimates of losses are greater or less than previous loss estimates, such change in estimates will require an adjustment to the Company's loss provisions in the periods such change in loss estimates are determined. The Company in March 2003 had an actuarial projection made of its potential exposure for losses under the provisions of its commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that the Company would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, the Company has recorded a loss estimate, discounted at 4%, of $50.8 million in the accompanying statement of operations for the three months ended March 31, 2003. The results of future actuarial studies may result in such loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

     The payment of any losses realized by the Company under the aggregate loss provision discussed above will only be after the Company's previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, the Company's portion of its loss exposure under the aggregate policy feature, if realized, is not expected to result in a cash outflow from the Company relating to this exposure in 2003.

     An actuarial study was completed for the purpose of providing for losses under the Company's captive and self-insurance programs in effect since March 12, 2003. The annual projected costs resulting from such actuarial study along with other professional liability insurance premiums and programs available to the Company that remain in effect, resulted in a projected annual professional liability cost estimate on a discounted (4% assumption) basis of approximately $58.2 million. The combined captive insurance company and self-insurance program estimated component of such annual cost estimate is approximately $54.2 million. As noted above, due to the long pattern of payout for such exposures, the Company anticipates that a substantial portion of such latter amount will not be realized in the form of actual cash outlays until periods beyond 2003.

 IMPAIRMENT OF INTANGIBLE ASSETS

     In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. Effective January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment issues during the first three months of 2002, and thereafter on an annual basis. As a result of the initial impairment review, the Company recorded as a cumulative change of accounting principle a loss of $0.3 million net of related tax benefit in the three months ended March 31, 2002.

     The Company's critical accounting policies have been disclosed in its 2002 Annual Report on Form 10-K. There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2003.

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

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2003      2002
                                                              -----     -----
Net revenue.................................................  146.9%    152.5%
Provision for uncollectibles................................   46.9      52.5
Net revenue less provision for uncollectibles...............  100.0     100.0
Cost of services rendered...................................  102.1      79.5
Gross profit (loss).........................................   (2.1)     20.5
General and administrative expenses.........................    9.0       9.9
Management fee and other expenses...........................    0.1       0.1
Depreciation and amortization...............................    2.3       2.1
Interest expense, net.......................................    2.6       3.1
Earnings (loss) before income taxes and cumulative effect of
  change in accounting principle............................  (16.1)      5.3
Provision for income taxes..................................   (5.7)      2.2
Earnings (loss) before cumulative effect of change in
  accounting principle......................................  (10.4)      3.1
Cumulative effect of change in accounting principle, net of
  income tax benefit........................................     --       0.2
Net earnings (loss).........................................  (10.4)      2.9
Dividends on preferred stock................................    1.5       1.8
Net earnings (loss) attributable to common stockholders.....  (11.9)      1.1

  THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Net Revenues. Net revenues for the three months ended March 31, 2003 increased $86.4 million, or 32.8%, to $350.1 million from $263.7 million for the three months ended March 31, 2002. The increase in net revenues of $86.4 million included an increase of $32.5 million in fee-for-service revenue and $54.3 million in contract revenue, offset by a decrease of $0.4 million in other revenue. For the three month periods ended March 31, 2003 and 2002, fee-for-service revenue was 70.4% of net revenue in 2003 compared to 81.1% in 2002, contract revenue was 27.6% of net revenue in 2003 compared to 16.1% in 2002 and other revenue was 2.0% of net revenue in 2003 compared to 2.8% in 2002. The change in the mix of revenues is primarily due to the effect of an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billing than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $111.7 million for the three months ended March 31, 2003 compared to $90.8 million for the three months ended March 31, 2002, an increase of $20.9 million or 23.0%. As a percentage of net revenue the provision for uncollectibles was 31.9% for the three months ended March 31, 2003 compared to 34.4% for the three months ended March 31, 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The lower provision as a percentage of net revenue in 2003 is principally due to the lower mix of fee-for-service revenue in 2003.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended March 31, 2003 increased $65.5 million, or 37.9%, to $238.4 million from $172.9 million for the corresponding three months in 2002. Acquisitions contributed $41.8 million and new contracts obtained through internal sales contributed $26.5 million of the increase. The aforementioned increases were partially offset by $12.6 million of revenue derived from contracts that terminated during the periods. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $9.8 million or 6.3%, to $164.9 million during 2003 from $155.1 million during 2002. The increase in same contract revenue of 6.3% includes the effects of both an increase in emergency department ("ED") fee-for-service billing volume of 5.9% and increased estimated net revenue per ED patient visit of approximately 2.3% between periods. Net revenue less provision for uncollectibles for other physician specialties and ED non fee-for-service revenue overall increased less than 1% between periods due to a continued shift to cost-plus or management service agreements for such other physician specialties. Such arrangements typically have lower net revenues overall than fee-for-service arrangements.

     Cost of Services Rendered. Cost of services rendered includes professional service expenses (including provider compensation as well as billing and collection costs for services rendered) and professional liability costs which represents the cost of professional liability losses and insurance. Professional service expenses for the three months ended March 31, 2003 were $182.0 million compared to $129.5 million for the three months ended March 31, 2002, an increase of $52.5 million or 40.5%. The increase of $52.5 million included $32.7 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 76.3% for the three months ended March 31, 2003 compared to 74.9% for the three months ended March 31, 2002. The increase in professional service expenses was principally due to increases in physician and medical licensed practitioner hours and rates as the result of net new contract sales, principally for staffing within military treatment facilities resulting from troop deployments in 2003, as well as to accommodate increased ED patient visits. Professional liability costs were $61.5 million for the three months ended March 31, 2003, including a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million. The total professional liability cost of $61.5 million in the period compared with $8.0 million for the three months ended March 31, 2002, resulting in an increase between years of $53.5 million (33.8% excluding the effect of the $50.8 million provision for excess insurance losses). The increase in professional liability costs, in addition to increases resulting from the provision for excess losses ($50.8 million) and from acquisitions ($0.9 million), is due to an increase between periods in the Company's commercial insurance program premium through its expiration date of March 11, 2003, plus an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis subsequent to March 11, 2003.

     Gross Profit (Loss). Gross profit (loss) was a loss of $5.1 million for the three months ended March 31, 2003 compared to a profit of $35.4 million for the corresponding quarter in 2002. The decrease in gross profit is attributable to the effect of the provision for excess losses of $50.8 million offset by the effect of acquisitions and net new contract growth between periods. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended March 31, 2003 was 19.2% before the provision for excess losses for prior periods compared to 20.5% for the three months ended March 31, 2002. The decrease was principally due to increases in provider and professional liability costs increasing faster than growth in related revenues for provider services.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003 increased to $21.5 million from $17.2 million for the three months ended March 31, 2002, for an increase of $4.3 million, or 25.0% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.0% for the three months ended March 31, 2003 compared to 9.9% for the three months ended March 31, 2002. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $3.6 million which was 20.8% of the increase between periods. The remaining net increase of 4.2% was principally due to increases in salaries and related benefit costs resulting from periodic wage increases, the full year effect of additional staff added in prior periods and increased commissions expense due to new business volume.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

     Depreciation and Amortization. Depreciation and amortization was $5.5 million for the three months ended March 31, 2003 and $3.6 million for the three months ended March 31, 2002. Depreciation increased by $0.1 million between periods while amortization expense increased by $1.9 million between periods. The increase in depreciation expense was due to capital expenditures made during 2002 and 2003. Amortization expense increased $1.9 million between periods principally due to the acquisition of contract intangibles in 2002.

     Net Interest Expense. Net interest expense increased $0.9 million to $6.2 million for the three months ended March 31, 2003 compared to $5.3 million for the corresponding quarter in 2002. The increase in net interest expense is principally due to increases in outstanding debt resulting from acquisitions between periods.

     Earnings (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle. Earnings (loss) before income taxes for the three months ended March 31, 2003 was a loss of $38.5 million compared to earnings of $9.2 million for the three months ended March 31, 2002.

     Provision (Benefit) for Income Taxes. Income taxes for the three months ended March 31, 2003 was a benefit of $13.6 million compared to a provision of $3.8 million for the three months ended March 31, 2002. The decrease in income taxes for the three months ended March 31, 2003 over the same period in 2002 was due to the decreased level of earnings before income taxes in 2003.

     Earnings (Loss) before Cumulative Effect of Change in Accounting Principle, Net of Taxes. Earnings (loss) before cumulative effect of change in accounting principle, net of taxes, for the three months ended March 31, 2003, was a loss of $24.8 million compared to earnings of $5.4 million for the three months ended March 31, 2002.

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

     Net Earnings (Loss). Net earnings (loss) for the three months ended March 31, 2003 was a net loss of $24.8 million compared to net earnings of $5.1 million for the three months ended March 31, 2002.

     Dividends on Preferred Stock. The Company accrued $3.6 million of dividends for the three months ended March 31, 2003 and $3.2 million of dividends for the three months ended March 31, 2002, on its outstanding Class A mandatory redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are to meet working capital requirements, fund debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations during the past two years, with the exception of the acquisition of a provider of medical staffing to military treatment facilities on May 1, 2002, have been sufficient to meet the Company's cash requirements.

     Cash provided by operating activities in the three months ended March 31, of 2003 and 2002 was $9.6 million and $4.7 million, respectively. The $4.9 million increase in cash provided by operating activities is principally due to an increased level of net earnings coupled with lower growth in accounts receivable between periods.

     The Company spent $3.2 million in the first three months of 2003 and $2.2 million in the first three months of 2002 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition completed on May 1, 2002 of a provider of medical staffing to military treatment facilities, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital) was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition noted above) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $1.6 million during the three months ended March 31, 2003 and $13.7 million in the corresponding period in 2002. Future contingent payment obligations are approximately $10.2 million as of March 31, 2003.

     The Company made scheduled debt maturity payments of $2.3 million in the first three months of 2003 and $6.4 million during the corresponding period in 2002 in accordance with its applicable term loan facilities.

     The Company effective March 11, 2003, elected to exercise its option to purchase a "tail" policy under its principal commercial insurance company policy providing for its professional liability risks through such date. The cost of such option totaled approximately $30.6 million and was subsequently paid on April 11, 2003.

     The current senior credit facility at March 31, 2003 provides for up to $75.0 million of borrowings under a senior revolving credit facility and provided $225 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. As a result of an excess aggregate professional liability loss provision recorded in the three months ended March 31, 2003, the Company was in violation of certain of its financial covenant tests under its bank facilities. The Company requested and its lending banks have approved an amendment that waives such violations resulting from the loss provision as of March 31, 2003. The Company intends to meet with its banks in the near future to secure additional appropriate amendments to its bank covenants to allow for the change in its program for providing for its professional liability risks. While the Company believes it will be successful in obtaining acceptable amendments, there can be no assurance at this time that such amendments will be obtained or that the Company's borrowing costs will remain unchanged from present levels. In the event that such amendments are not obtained, the Company's long-term debt would become due and payable on a current basis. In such an event, the Company would not be in a position to immediately repay its long-term debt without either first securing replacement loan facilities or arranging for additional equity financing. There can be no assurance that the Company's efforts to achieve either or both of these options in combination would be successful.

     In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. Subsequent to March 31, 2003, the Company made an "excess cash flow payment" on April 30,

2003 of approximately $8.3 million as a result of cash flow generated in 2002. The payment of $8.3 million had been recorded in current maturity of long-term debt as of March 31, 2003 (previously estimated at $7.0 million in the December 31, 2002 balance sheet of the Company).

     The Company as of March 31, 2003, had cash and cash equivalents of approximately $47.9 million and a revolving credit facility borrowing availability of $73.2 million. The Company's cash needs in the three months ended March 31, 2003 were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

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

PROFESSIONAL LIABILITY INSURANCE

     A significant operating cost of the Company is the cost of providing for its professional liability losses. The Company's cost associated with professional liability losses was $37.0 million in fiscal 2002 and $10.6 million (prior to a provision for losses in excess of an aggregate loss limit of $50.8 million) for the three months ended March 31, 2003. Such costs have historically been determined by a combination of premiums for the purchase of commercial insurance or through self-insurance reserve provisions. Due to adverse conditions in the commercial insurance marketplace for such coverage, there has been a significant increase in the cost of such insurance coverage in recent months. The Company's professional liability commercial insurance coverage in effect for the four-year period ended March 11, 2003, ended on such date. The Company, in seeking to renew commercial insurance coverage for such risks, sought competitive quotes to continue to provide such professional liability insurance coverage on a commercially insured basis. As a result of conditions in the commercial marketplace for such coverage, including a lack of such coverage being competitively available on a commercial basis, the Company implemented effective March 12, 2003, a program of insurance that includes both a captive insurance company arrangement and self-insurance reserve provisions for potential losses beginning on such date. The Company's provisions for its professional liability losses will be determined through actuarial studies of its projected losses. Such actuarial projected losses, in addition to considering the Company's loss experience, also include assumptions as to the frequency and severity of claims which in turn may be influenced by market expectations and experience in general. Accordingly, the Company's cost for professional liability risks is expected to increase significantly in 2003.

TRICARE PROGRAM

     During the three months ended March 31, 2003, the Company derived approximately $52.9 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program. On August 1, 2002, the Department of Defense issued a request for proposals ("RFP") for the managed care support contracts, also known as TRICARE Next Generation ("T-Nex"). The intent of the RFP is to replace the existing managed care support contracts on a phased-in basis between April 2004 and November 2004.

     The responses to the RFP by interested managed care organizations were submitted in January 2003. The Company is actively pursuing contractual relationships with several of the managed care organizations responding to the RFPs. The current T-Nex proposal provides for awarding prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of such prime contracts is currently expected to occur in mid-2003 with the start of the delivery of healthcare services in 2004 as noted above.

     The impact on the results of operations of the Company resulting from the changes stemming from the T-Nex proposal are not known or able to be estimated at this time. In the event that the managed care organizations that the Company has established relationships with in response to the RFP process are not awarded prime contracts, the Company expects that it will be able to pursue direct service contracts with individual military treatment facilities. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is similarly not known or able to be estimated at this time. If the Company is unable to establish contracts with military treatment facilities either directly or through managed care organizations, then it could have a material adverse effect on our financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

     As more fully discussed in Note 7, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

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

     The Company was obligated under the terms of its senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements covering at least 50% of all funded debt, as defined, of the Company. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. The Company entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreement. The contract has a final expiration date of April 30, 2005. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contract.

     At March 31, 2003, the fair value of the Company's total debt, which has a carrying value of $318.3 million, was approximately $314.6 million. The Company had $218.3 million of variable debt outstanding at March 31, 2003. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to March 31, 2003, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation the Company's Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration concluded that as of May 5, 2003 the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

     See note 8 to the financial statements for a description of legal actions to which we are party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.126    Articles of Incorporation of Correctional Healthcare
         Solutions, Inc., dated December 2, 2002
3.127    Articles of Amendment to Articles of Incorporation of
         Correctional Healthcare Solutions, Inc., dated December 4,
         2002
3.128    Bylaws of Correctional Healthcare Advantage, Inc.
3.129    Certificate of Incorporation of Physicians Underwriting
         Group, Ltd., dated February 26, 2003
3.130    Memorandum of Association of Physicians Underwriting Group,
         Ltd.
3.131    Articles of Association of Physicians Underwriting Group,
         Ltd.
10.19    Amendment No. 1 to Credit Agreement dated May 1, 2002

(b) Reports of Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on May 14, 2003.

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

Date: May 14, 2003

By: /s/ H. LYNN MASSINGALE, M.D.
    ----------------------------------
            H. Lynn Massingale
         Chief Executive Officer

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

Date: May 14, 2003

By: /s/ ROBERT J. ABRAMOWSKI
    ----------------------------------
           Robert J. Abramowski
       Executive Vice President of
        Finance and Administration