Form 10-Q
period 2003-06-30
TEAM HEALTH INC
filed 2003-08-11
CIK 1086795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                            FORM 10-Q EQUIVALENT(1)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                               1900 WINSTON ROAD
                                   SUITE 300
                           KNOXVILLE, TENNESSEE 37919
                                 (865) 693-1000
              (Address, zip code, and telephone number, including
             area code, of registrant's principal executive office)

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

     Common Stock par value $0.01 per share -- 10,067,513 shares as of August 8, 2003.
---------------

(1) This Form 10-Q Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 12% Senior Subordinated Notes due 2009.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 27A of the Securities Act of 1933 (the "Securities Act"). Team Health, Inc. (the "Company") cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The "forward looking statements" contained in this report are made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

     The Company disclaims any intent or obligation to update "forward looking statements" to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                               TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE SIX MONTHS
                              ENDED JUNE 30, 2003

                                                                       PAGE
                                                                       ----
                      PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets -- June 30, 2003 and December       2
         31, 2002....................................................
         Consolidated Statements of Operations -- Three Months Ended     3
         June 30, 2003 and 2002......................................
         Consolidated Statements of Operations -- Six Months Ended       4
         June 30, 2003 and 2002......................................
         Consolidated Statements of Cash Flows -- Six Months Ended       5
         June 30, 2003 and 2002......................................
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition    13
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   22
Item 4.  Controls and Procedures.....................................   23

                        PART 2.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities and Use of Proceeds...................   24
Item 3.  Defaults upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24
Signatures...........................................................   25

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  34,086      $ 47,789
  Accounts receivable, net..................................     163,077       156,449
  Prepaid expenses and other current assets.................      13,763         9,956
  Income tax receivable.....................................          --         1,074
                                                               ---------      --------
Total current assets........................................     210,926       215,268
Property and equipment, net.................................      21,270        19,993
Intangibles, net............................................      21,874        28,068
Goodwill....................................................     166,947       164,188
Deferred income taxes.......................................      85,729        64,282
Other.......................................................      20,780        19,298
                                                               ---------      --------
                                                               $ 527,526      $511,097
                                                               =========      ========

                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  12,238      $ 13,895
  Accrued compensation and physician payable................      67,519        65,697
  Other accrued liabilities.................................      14,217        44,977
  Income taxes payable......................................       6,305            --
  Current maturities of long-term debt......................      14,154        20,125
  Deferred income taxes.....................................       5,536           411
                                                               ---------      --------
Total current liabilities...................................     119,969       145,105
Long-term debt, less current maturities.....................     291,256       300,375
Other non-current liabilities...............................      86,627        18,644
Mandatory redeemable preferred stock........................     151,566       144,405
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,068 shares issued and outstanding at June 30, 2003 and
  December 31, 2002.........................................         101           101
Additional paid in capital..................................         680           644
Retained earnings (deficit).................................    (120,854)      (96,562)
Accumulated other comprehensive loss........................      (1,819)       (1,615)
                                                               ---------      --------
                                                               $ 527,526      $511,097
                                                               =========      ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $358,979   $295,311
Provision for uncollectibles................................   108,848     91,256
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   250,131    204,055
Cost of services rendered
  Professional service expenses.............................   187,001    155,132
  Professional liability costs..............................    14,535      9,803
                                                              --------   --------
     Gross profit...........................................    48,595     39,120
General and administrative expenses.........................    24,460     19,787
Management fee and other expenses...........................       128        124
Depreciation and amortization...............................     5,598      5,019
Interest expense, net.......................................     6,178      5,889
Refinancing costs...........................................        --      3,389
                                                              --------   --------
  Earnings before income taxes..............................    12,231      4,912
Provision for income taxes..................................     4,553      2,585
                                                              --------   --------
Net earnings................................................     7,678      2,327
Dividends on preferred stock................................     3,600      3,286
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $  4,078   $   (959)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $709,118   $559,038
Provision for uncollectibles................................   220,573    182,073
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   488,545    376,965
Cost of services rendered
  Professional service expenses.............................   368,997    284,664
  Professional liability costs..............................    76,078     17,798
                                                              --------   --------
     Gross profit...........................................    43,470     74,503
General and administrative expenses.........................    45,923     36,973
Management fee and other expenses...........................       253        262
Depreciation and amortization...............................    11,121      8,587
Interest expense, net.......................................    12,393     11,165
Refinancing costs...........................................        --      3,389
                                                              --------   --------
  Earnings (loss) before income taxes and cumulative effect
     of change in accounting principle......................   (26,220)    14,127
Provision (benefit) for income taxes........................    (9,089)     6,410
                                                              --------   --------
  Earnings (loss) before cumulative effect of change in
     accounting principle...................................   (17,131)     7,717
Cumulative effect of change in accounting principle, net of
  taxes of $209.............................................        --       (294)
                                                              --------   --------
Net earnings (loss).........................................   (17,131)     7,423
Dividends on preferred stock................................     7,161      6,511
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $(24,292)  $    912
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings (loss).........................................  $ (17,131)  $   7,423
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     11,121       8,587
  Amortization of deferred financing costs..................        714         871
  Provision for uncollectibles..............................    220,573     182,073
  Deferred income taxes.....................................    (17,032)      6,626
  Loss on sale of equipment.................................          3          44
  Write-off of deferred financing costs.....................         --       3,389
  Cumulative effect of change in accounting principle.......         --         294
  Equity in joint venture income............................        (91)       (232)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (227,140)   (191,862)
  Prepaid expenses and other current assets.................     (2,799)     (3,913)
  Income tax receivable.....................................      7,118       1,627
  Accounts payable..........................................     (1,644)     (2,592)
  Accrued compensation and physician payable................      2,077      (2,940)
  Other accrued liabilities.................................     (2,037)      1,767
  Professional liability reserves...........................     37,992       2,895
                                                              ---------   ---------
Net cash provided by operating activities...................     11,724      14,057
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (5,891)     (4,898)
Cash paid for acquisitions, net.............................     (1,571)   (161,630)
Purchase of investments.....................................     (1,864)     (1,046)
Other investing activities..................................       (960)      1,344
                                                              ---------   ---------
Net cash used in investing activities.......................    (10,286)   (166,230)
FINANCING ACTIVITIES
Payments on notes payable...................................    (15,090)   (117,300)
Proceeds from notes payable.................................         --     225,000
Payment of deferred financing costs.........................        (51)     (5,145)
Proceeds from sales of common stock.........................         --         644
Proceeds from sale of preferred stock.......................         --       1,270
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........    (15,141)    104,469
                                                              ---------   ---------
Net decrease in cash........................................    (13,703)    (47,704)
Cash and cash equivalents, beginning of period..............     47,789      70,183
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  34,086   $  22,479
                                                              =========   =========
Interest paid...............................................  $  11,639   $  10,109
                                                              =========   =========
Taxes paid..................................................  $   1,079   $   6,175
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2002 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K Equivalent.

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

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensa-

                               TEAM HEALTH, INC.

tion, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

     As more fully discussed in Note 7, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The Company's mandatory redeemable preferred stock is subject to the provisions of this statement beginning January 1, 2004. In addition, dividends on its redeemable preferred stock will be required to be included in interest expense in the Company's statements of operations beginning January 1, 2004. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the results of its operations or financial condition.

NOTE 3.  NET REVENUE

     Net revenue for the three and six months ended June 30, 2003 and 2002, respectively, consisted of the following:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Fee for service revenue....................  $245,511   $217,571   $491,930   $431,489
Contract revenue...........................   104,743     70,341    201,451    112,729
Other revenue..............................     8,725      7,399     15,737     14,820
                                             --------   --------   --------   --------
                                             $358,979   $295,311   $709,118   $559,038
                                             ========   ========   ========   ========

                               TEAM HEALTH, INC.

NOTE 4.  INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of June 30, 2003 and December 31, 2002 (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of June 30, 2003:
  Contracts................................................     $46,763         $25,431
  Other....................................................         758             216
                                                                -------         -------
     Total.................................................     $47,521         $25,647
                                                                =======         =======
As of December 31, 2002:
  Contracts................................................     $46,763         $19,015
  Other....................................................         685             365
                                                                -------         -------
     Total.................................................     $47,448         $19,380
                                                                =======         =======
Aggregate amortization expense:
  For the three months ended June 30, 2003.................     $ 3,258
                                                                =======
  For the six months ended June 30, 2003...................     $ 6,504
                                                                =======
Estimated amortization expense:
  For the year ended December 31, 2003.....................     $13,021
  For the year ended December 31, 2004.....................       5,264
  For the year ended December 31, 2005.....................       3,903
  For the year ended December 31, 2006.....................       2,325
  For the year ended December 31, 2007.....................       1,894

     As of June 30, 2003, the Company may have to pay up to $9.8 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2003. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the six months ended June 30, 2003, the Company recorded an additional $0.7 million of goodwill related to previous acquisitions.

NOTE 5.  LONG-TERM DEBT

     Long-term debt as of June 30, 2003 consists of the following (in thousands):

Term Loan Facilities........................................  $205,410
12% Senior Subordinated Notes...............................   100,000
                                                              --------
                                                               305,410
Less current portion........................................    14,154
                                                              --------
                                                              $291,256
                                                              ========

     The Term Loan Facilities consisted of the following (in thousands):

Senior Secured Term Loan A..................................  $ 62,473
Senior Secured Term Loan B..................................   142,937
                                                              --------
                                                              $205,410
                                                              ========

                               TEAM HEALTH, INC.

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

     The Company began providing, effective March 12, 2003, for its professional liability risks through a captive insurance company. The Company prior to such date insured such risks principally through the commercial insurance market. While the existing senior credit facility provides for the use of a captive insurance company for such coverage and the Company is currently in compliance with the terms of the senior credit facility, the captive insurance program as presently structured will necessitate certain amendments to the terms of the senior credit facility. The Company intends to secure amendments to the terms of the senior credit agreement to allow for the change in its program for providing for its professional liability risks. While the Company believes it will be successful in obtaining acceptable amendments, there can be no assurance at this time that such amendments will be obtained or that the Company's borrowing costs will remain unchanged from present levels. Alternatively, the Company may be required to re-enter the commercial insurance market for such coverage or alter the structure of its captive insurance program, either alternative of which may be at a costs that may be significantly higher than the Company currently expects under the present captive insurance program based on the most recent actuarial study results.

     The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as defined in the credit agreement. The interest rate on any Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank's base rate plus 1.25%. In the event of a default by the Company under its bank loan covenants, such interest rates would increase by 2.0% over the current rates then in effect. Upon expiration of the current interest rate period, the Company would pay the agent bank's base rates plus 2.0% plus the maximum applicable margin. Under the bank's base rate borrowing base, the maximum applicable margin for the senior revolving credit facility borrowings and Term Loan A amounts is 1.0% and for the Term Loan B amounts is 1.25%.

     The interest rates at June 30, 2003 were 4.03% and 4.53% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2003. No funds have been borrowed under the revolving credit facility as of June 30, 2003, but the Company had $1.8 million of standby letters of credit outstanding against the revolving credit facility commitment. The Company has a forward interest rate swap agreement that became effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005.

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

                               TEAM HEALTH, INC.

     Aggregate maturities of long-term debt due within one year of June 30, 2003 are currently as follows (in thousands):

2004........................................................  $ 14,154
2005........................................................    17,392
2006........................................................    20,689
2007........................................................    16,013
Thereafter..................................................   237,162
                                                              --------
                                                              $305,410
                                                              ========

NOTE 6.  PROFESSIONAL LIABILITY INSURANCE

     The Company provides for its estimated professional liability losses through a combination of commercial insurance company coverage as well as reserves established to provide for future payments under self-insured retention components and to establish reserves for future claims incurred but not reported. During the period March 12, 1999 through March 11, 2003, the primary source of the Company's coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The policy with the Company's primary insurance carrier for such coverage and period provided coverage for potential liabilities on a "claims-made" basis. The policy included the ability for the Company to be able to exercise a "tail" premium option. The tail premium option included an aggregate limit of $130.0 million that included claims reported during the two-year period ended March 12, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003. As a result of recent conditions in the professional liability insurance market, the Company decided that it would provide, beginning March 12, 2003, for such risks previously covered by the Company's primary insurance carrier through a captive insurance company. Since March 12, 2003, loss estimates on a "claims-made" basis are being provided for and funded within the captive insurance company. Additionally, the Company is providing for an actuarial estimate of losses for professional liability claims incurred but not reported since March 12, 2003.

     The option for the tail premium was exercised by the Company effective March 11, 2003, and its cost of approximately $30.6 million, was paid in April 2003. The Company had previously recorded the cost of such option over the four-year period ended March 11, 2003.

     The Company's decision to forego commercial professional liability insurance in favor of a self-insured program was, in part, based on the results of an actuarial study. The actuarial study was prepared to provide the Company with an actuarial estimate of the current annual cost of its professional liability claim losses and related expenses and also to estimate the Company's potential exposure to prior period losses under the $130.0 million aggregate policy limit. The foregoing actuarial study included numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors, and others. The results of the actuarial study included a projection that the Company would incur a loss resulting from claims for the covered periods exceeding the $130.0 million aggregate insurance company loss limit under the previous policy. Such loss estimate, discounted at 4% over the projected future payment periods, totaled $50.8 million. The Company had previously recorded this loss estimate in its statement of operations for the three months ended March 31, 2003.

     The Company's provisions for losses subsequent to March 11, 2003, that are not covered by commercial insurance company coverage are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected. In addition, the results of future actuarial studies may result in the loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

                               TEAM HEALTH, INC.

NOTE 7.  STOCK OPTIONS

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. No stock-based employee compensation expense is reflected in net earnings for the six months ended June 30, 2002 as all options granted prior to January 1, 2003 had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and six months ended June 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   -----------------
                                                    2003        2002      2003      2002
                                                   -------     ------   ---------   -----
Net earnings (loss) attributable to common
  stockholders, as reported......................  $4,078      $(959)   $(24,292)   $912
  Add: Stock-based employee compensation expense
     included in reported net earnings (loss)
     attributable to common stockholders, net of
     related tax effects.........................       4         --           6      --
  Deduct: Total stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of related tax
     effects.....................................     (24)       (18)        (47)    (36)
                                                   ------      -----    --------    ----
  Pro forma net earnings (loss) attributable to
     common stockholders.........................  $4,058      $(977)   $(24,333)   $876
                                                   ======      =====    ========    ====

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

                               TEAM HEALTH, INC.

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

  CONTINGENT ACQUISITION PAYMENTS

     As of June 30, 2003, the Company may have to pay up to $9.8 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2003. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

  POTENTIAL TAX ASSESSMENT

     On July 17, 2003, the Company received a Notice of Proposed Adjustment
(NOPA) from the Internal Revenue Service (IRS) relating to audits of its federal corporate income taxes for the 2000 and 2001 tax years. The IRS is asserting deficiencies of taxable income in such tax returns in the total amount of $92.2 million plus interest on the resulting taxes due. In addition, the IRS is asserting deficiencies of taxable income in certain 1999 tax returns of affiliated professional corporations in the amount of $8.4 million. The Company has filed a protest with the Office of the Regional Director of Appeals in connection with the 1999 tax returns and is currently in the process of reviewing and formulating its response to the IRS agent's NOPA for 2000 and 2001. The Company believes that it has meritorious legal defenses to those deficiencies and believes that the ultimate outcome of the proposed adjustments will not result in a material impact on the Company's consolidated results of operations or financial position.

NOTE 9.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------   -----------------
                                                  2003        2002      2003      2002
                                                 -------     ------   --------   ------
Net earnings (loss) attributable to common
  shareholders.................................  $4,078      $(959)   $(24,292)  $  912
Net change in fair value of interest rate
  swaps........................................    (150)        --        (204)     219
                                                 ------      -----    --------   ------
Comprehensive earnings (loss)..................  $3,928      $(959)   $(24,496)  $1,131
                                                 ======      =====    ========   ======

     Accumulated other comprehensive loss, net of related taxes, was $1.8 million at June 30, 2003, relating to the fair value of interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments, which account for the majority of our net revenue. Effective May 1, 2002, we acquired a provider of outsourced physician staffing and administrative services to military treatment facilities. In addition to providing physician staffing, the acquired provider also provides a broad array of non-physician health care services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.

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

  Revenue Recognition

     Net Revenue. A significant portion (69.4%) of the Company's revenue in the six months ended June 30, 2003, resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     If in the event that losses for the period March 12, 1999 through March 11, 2003, become known to likely be greater than the insured limits applicable to such coverage in such periods, or in the event that subsequent to March 11, 2003, such actuarial determined estimates of losses are greater or less than previous loss estimates, such change in estimates will require an adjustment to the Company's loss provisions in the periods such change in loss estimates are determined. The Company in March 2003 had an actuarial projection made of its potential exposure for losses under the provisions of its commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that the Company would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, the Company recorded a loss estimate, discounted at 4%, of $50.8 million in its statement of operations for the three months ended March 31, 2003. The results of future actuarial studies may result in such loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

     The payment of any losses realized by the Company under the aggregate loss provision discussed above will only be after the Company's previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, the Company's portion of its loss exposure under the aggregate policy feature, if realized, is not expected to result in a cash outflow in 2003.

     The actuarial study completed in March 2003 included projections of professional liability loss estimates for purposes of providing for such losses under the Company's captive and self-insurance programs in effect since March 12, 2003. The annual projected costs resulting from such actuarial study along with other professional liability insurance premiums and programs available to the Company that remain in effect, resulted in a projected annual professional liability cost estimate on a discounted (4% assumption) basis of approximately $58.2 million. The combined captive insurance company and self-insurance program estimated component of such annual cost estimate is approximately $54.2 million. This annual cost estimate is subject to change as a result of several factors, including fluctuating hours of exposure as measured by hours of physician and related professional staff services. As noted above, due to the long pattern of payout for such exposures, the Company anticipates that a substantial portion of such latter amount will not be realized in the form of actual cash outlays until periods beyond 2003.

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

     The Company's critical accounting policies have been disclosed in its 2002 Annual Report on Form 10-K Equivalent. There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2003.

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

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2003     2002     2003     2002
                                                         ------   ------   ------   ------
Net revenue............................................  143.5%   144.7%   145.2%   148.3%
Provision for uncollectibles...........................   43.5     44.7     45.2     48.3
Net revenue less provision for uncollectibles..........  100.0    100.0    100.0    100.0
Cost of services rendered..............................   80.6     80.8     91.1     80.2
Gross profit...........................................   19.4     19.2      8.9     19.8
General and administrative expenses....................    9.8      9.7      9.4      9.8
Management fee and other expenses......................    0.1      0.1      0.1      0.1
Depreciation and amortization..........................    2.2      2.5      2.3      2.3
Interest expense, net..................................    2.5      2.9      2.5      3.0
Refinancing costs......................................     --      1.6       --      0.9
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle.............    4.8      2.4     (5.4)     3.7
Provision (benefit) for income taxes...................    1.8      1.3     (1.9)     1.6
Earnings (loss) before cumulative effect of change in
  accounting principle.................................    3.0      1.1     (3.5)     2.1
Cumulative effect of change in accounting principle,
  net of income tax benefit............................     --       --       --      0.1
Net earnings (loss)....................................    3.0      1.1     (3.5)     2.0
Dividends on preferred stock...........................    1.4      1.6      1.5      1.8
Net earnings (loss) attributable to common
  stockholders.........................................    1.6     (0.5)    (5.0)     0.2

 THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
 2002

     Net Revenues. Net revenues for the three months ended June 30, 2003 increased $63.7 million, or 21.6%, to $359.0 million from $295.3 million for the three months ended June 30, 2002. The increase in net revenues of $63.7 million included an increase of $27.9 million in fee-for-service revenue, $34.4 million in contract revenue and $1.3 million in other revenue. For the three month periods ended June 30, 2003 and 2002, fee-for-service revenue was 68.4% of net revenue in 2003 compared to 73.7% in 2002, contract revenue was 29.2% of net revenue in 2003 compared to 23.8% in 2002 and other revenue was 2.4% of net revenue in 2003 compared to 2.5% in 2002. The change in the mix of revenues is primarily due to the effect of an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billing than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $108.8 million for the three months ended June 30, 2003 compared to $91.3 million for the three months ended June 30, 2002, an increase of $17.5 million or 19.2%. The provision for uncollectibles as a percentage of net revenue was 30.3% for the three months ended June 30, 2003 compared to 30.9% for the three months ended June 30, 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The lower provision as a percentage of net revenue in 2003 is principally due to the lower mix of fee-for-service revenue in 2003.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended June 30, 2003 increased $46.0 million, or 22.6%, to $250.1 million from $204.1 million for the corresponding three months in 2002. Acquisitions contributed $15.4 million and new contracts obtained through internal sales contributed $31.1 million of the increase. The aforementioned increases were partially offset by $15.7 million of revenue derived from contracts that terminated during the periods. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $15.2 million, or 8.4%, to $196.5 million in 2003 from $181.3 million in 2002. The increase in same contract revenue of 8.4% includes the effects between periods of both an increase in emergency department ("ED") fee-for-service billing volume of approximately 3.0% and increased estimated net revenue per ED patient visit of approximately 9.1%, principally as the result of higher acuity factors and reimbursement rate increases. Net revenue less provision for uncollectibles for other physician specialties and ED non fee-for-service revenue overall increased approximately 3.5% between periods.

     Cost of Services Rendered. Cost of services rendered includes professional service expenses (including provider compensation as well as billing and collection costs for services rendered) and professional liability costs which represents the cost of professional liability losses and insurance. Professional service expenses for the three months ended June 30, 2003 were $187.0 million compared to $155.1 million for the three months ended June 30, 2002, an increase of $31.9 million or 20.6%. The increase of $31.9 million included $12.0 million resulting from acquisitions between periods. The remaining increase in professional service expenses was principally due to increases in provider hours as the result of net new contract sales, principally for staffing within military treatment facilities, including increases resulting from troop deployments in 2003, as well as additional costs to accommodate increased ED patient visits. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 74.8% for the three months ended June 30, 2003 compared to 76.0% for the three months ended June 30, 2002. While the provider compensation portion of provider service expenses increased commensurately with the increase in net revenues, the lower percentage of new revenues less provision for uncollectibles is the result of the billing and collection cost component of provider service expenses remaining unchanged between periods. Professional liability costs were $14.5 million for the three months ended June 30, 2003. The total professional liability cost of $14.5 million in the period compared with $9.8 million for the three months ended June 30, 2002, resulting in an increase between years of $4.7 million or 48.0%. The increase in professional liability costs is due to an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis beginning March 12, 2003 compared to its commercial insurance premium based cost in the prior period.

     Gross Profit. Gross profit was $48.6 million for the three months ended June 30, 2003 compared to $39.1 million for the corresponding quarter in 2002. The increase in gross profit is attributable to the effect of acquisitions and net new contract growth between periods as well as increases in ED volumes and estimated net revenue per ED patient visit. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended June 30, 2003 was 19.4% compared to 19.2% for the three months ended June 30, 2002.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 increased to $24.5 million from $19.8 million for the three months ended June 30, 2002, for an increase of $4.7 million, or 23.6% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% for the three months ended June 30, 2003, compared to 9.7% for the three months ended June 30, 2002. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $1.3 million, which was 6.6% of the increase between periods. The remaining net increase of 17.0%, or approximately $3.4 million, was principally due to increases in salaries and related benefit costs of approximately $2.5 million and costs related to a disputed contract settlement of approximately $0.6 million. Included in the increase in salaries and benefits between periods was an increase of approximately $1.4 million related to the Company's management incentive plan.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.1 million for the three months ended June 30, 2003 and 2002, respectively.

     Depreciation and Amortization. Depreciation and amortization was $5.6 million for the three months ended June 30, 2003 and $5.0 million for the three months ended June 30, 2002. Depreciation expense was unchanged between periods while amortization expense increased by $0.6 million between periods. Amortization expense increased $0.6 million between periods principally due to the acquisition of contract intangibles in 2002.

     Net Interest Expense. Net interest expense increased $0.3 million to $6.2 million for the three months ended June 30, 2003 compared to $5.9 million for the corresponding period in 2002. The increase in net interest expense is principally due to increases in outstanding debt resulting from acquisitions between periods.

     Refinancing Costs. The Company expensed in the three months ended June 30, 2002 $3.4 million of deferred financing costs related to its previously outstanding bank debt that was refinanced in 2002.

     Earnings before Income Taxes. Earnings before income taxes for the three months ended June 30, 2003 were $12.2 million compared to $4.9 million for the three months ended June 30, 2002.

     Provision for Income Taxes. Income taxes for the three months ended June 30, 2003 were $4.6 million compared to $2.6 million for the three months ended June 30, 2002. The increase in income taxes for the three months ended June 30, 2003 over the same period in 2002 was due to the increased level of earnings before income taxes in 2003.

     Net Earnings. Net earnings for the three months ended June 30, 2003 were $7.7 million compared to $2.3 million for the three months ended June 30, 2002.

     Dividends on Preferred Stock. The Company accrued $3.6 million of dividends for the three months ended June 30, 2003 and $3.3 million of dividends for the three months ended June 30, 2002, on its outstanding Class A mandatory redeemable preferred stock.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     Net Revenues. Net revenues for the six months ended June 30, 2003 increased $150.1 million, or 26.8%, to $709.1 million from $559.0 million for the six months ended June 30, 2002. The increase in net revenues of $150.1 million included an increase of $60.4 million in fee-for-service revenue, $88.7 million in contract revenue and $1.0 million in other revenue. For the six month periods ended June 30, 2003 and 2002, fee-for-service revenue was 69.4% of net revenue in 2003 compared to 77.2% in 2002, contract revenue was 28.4% of net revenue in 2003 compared to 20.2% in 2002 and other revenue was 2.2% of net revenue in 2003 compared to 2.6% in 2002. The change in the mix of revenues is primarily due to the effect of an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billing than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $220.6 million for the six months ended June 30, 2003 compared to $182.1 million for the six months ended June 30, 2002, an increase of $38.5 million or 21.1%. The provision for uncollectibles as a percentage of net revenue was 31.1% for the six months ended June 30, 2003 compared to 32.6% for the six months ended June 30, 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The lower provision as a percentage of net revenue in 2003 is principally due to the lower mix of fee-for-service revenue in 2003.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the six months ended June 30, 2003 increased $111.6 million, or 29.6%, to $488.5 million from $376.9 million for the corresponding six months in 2002. Acquisitions contributed $56.0 million and new contracts obtained through internal sales contributed $57.8 million of the increase. The aforementioned increases were partially offset by $26.9 million of revenue derived from contracts that terminated during the periods. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $24.7 million, or 7.5%, to $352.2 million in 2003 from $327.5 million in 2002. The increase in same contract revenue of 7.5% between periods includes the effects of both an increase in emergency department ("ED") fee-for-service billing volume of approximately 4.5% and increased estimated net revenue per ED patient visit of approximately 5.0%, principally as the result of higher acuity factors and reimbursement rate increases. Net revenue less provision for uncollectibles for other physician specialties and ED non fee-for-service revenue overall increased approximately 6.0% between periods.

     Cost of Services Rendered. Cost of services rendered includes professional service expenses (including provider compensation as well as billing and collection costs for services rendered) and professional liability costs which represents the cost of professional liability losses and insurance. Professional service expenses for the six months ended June 30, 2003 were $369.0 million compared to $284.7 million for the six months ended June 30, 2002, an increase of $84.3 million or 29.6%. The increase of $84.3 million included $43.8 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 75.5% in both the six months ended June 30, 2003 and June 30, 2002. The remaining increase in professional service expenses was principally due to increases in provider hours as the result of net new contract sales, principally for staffing within military treatment facilities, including increases resulting from troop deployments in 2003, as well as additional costs to accommodate increased ED patient visits. Professional liability costs were $76.1 million for the six months ended June 30, 2003, including a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million. The total professional liability cost of $76.1 million in the period compared with $17.8 million for the six months ended June 30, 2002, resulting in an increase between years of $58.3 million (42.1% excluding the effect of the $50.8 million provision for excess insurance losses). The increase in professional liability costs, in addition to increases resulting from the provision for excess losses ($50.8 million) and from acquisitions ($1.3 million), is due to an increase between periods in the Company's commercial insurance program premium through its expiration date of March 11, 2003, plus an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis subsequent to March 11, 2003.

     Gross Profit. Gross profit was $43.5 million for the six months ended June 30, 2003 compared to $74.5 million for the corresponding period in 2002. The decrease in gross profit is attributable to the effect of the provision for excess losses of $50.8 million partially offset by the effect of acquisitions and net new contract growth between periods. Gross profit as a percentage of revenue less provision for uncollectibles for the six months ended June 30, 2003 was 19.3% before the provision for excess losses for prior periods compared to 19.8% for the six months ended June 30, 2002. The decrease was principally due to increases in provider and professional liability costs increasing faster than growth in revenues.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 increased to $45.9 million from $37.0 million for the six months ended June 30, 2002, for an increase of $8.9 million, or 24.2% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.4% for the six months ended June 30, 2003, compared to 9.8% for the six months ended June 30, 2002. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $4.7 million, which was 12.7% of the increase between periods. The remaining net increase of 11.5%, or approximately $4.2 million, was principally due to increases in salaries and related benefit costs of approximately $3.2 million and costs related to a disputed contract settlement of approximately $0.6 million. Included in the increase in salaries and benefits between periods was an increase of approximately $1.2 million related to the Company's management incentive plan.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.3 million for the six months ended June 30, 2003 and 2002, respectively.

     Depreciation and Amortization. Depreciation and amortization was $11.1 million for the six months ended June 30, 2003 and $8.6 million for the six months ended June 30, 2002. Depreciation was unchanged between periods while amortization expense increased by $2.5 million between periods. The increase in amortization expense is principally due to the acquisition of contract intangibles in 2002.

     Net Interest Expense. Net interest expense increased $1.2 million to $12.4 million for the six months ended June 30, 2003 compared to $11.2 million for the corresponding quarter in 2002. The increase in net interest expense is principally due to increases in outstanding debt resulting from acquisitions between periods.

     Refinancing Costs. The Company expensed in the six months ended June 30, 2002 $3.4 million of deferred financing costs related to its previously outstanding bank debt that was refinanced in 2002.

     Earnings (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle. Earnings (loss) before income taxes for the six months ended June 30, 2003 was a loss of $26.2 million compared to earnings of $14.1 million for the six months ended June 30, 2002.

     Provision (Benefit) for Income Taxes. Income taxes for the six months ended June 30, 2003 was a benefit of $9.1 million compared to a provision of $6.4 million for the six months ended June 30, 2002. The decrease in income taxes for the six months ended June 30, 2003 over the same period in 2002 was due to the decreased level of earnings before income taxes in 2003.

     Earnings (Loss) before Cumulative Effect of Change in Accounting Principle, Net of Taxes. Earnings (loss) before cumulative effect of change in accounting principle, net of taxes, for the six months ended June 30, 2003, was a loss of $17.1 million compared to earnings of $7.7 million for the six months ended June 30, 2002.

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

     Net Earnings (Loss). Net earnings (loss) for the six months ended June 30, 2003 was a net loss of $17.1 million compared to net earnings of $7.4 million for the six months ended June 30, 2002.

     Dividends on Preferred Stock. The Company accrued $7.2 million of dividends for the six months ended June 30, 2003 and $6.5 million of dividends for the six months ended June 30, 2002, on its outstanding Class A mandatory redeemable preferred stock.

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

     Cash provided by operating activities in the six months ended June 30, of 2003 and 2002 was $11.7 million and $14.1 million, respectively. The $2.4 million decrease in cash provided by operating activities is principally due to the payment of a $30.6 million premium on its previous professional liability insurance policy and to fund growth in accounts receivable of approximately $6.6 million, both of which were substantially offset by cash flow from other operating activities.

     The Company spent $5.9 million in the first six months of 2003 and $4.9 million in the first three months of 2002 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition completed on May 1, 2002 of a provider of medical staffing to military treatment facilities, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital), was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition noted above) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $1.6 million during the six months ended June 30, 2003 and $161.6 million in the corresponding period in 2002. Future contingent payment obligations are approximately $9.8 million as of June 30, 2003.

     The Company made scheduled debt maturity payments of $6.8 million in the first six months of 2003 and $6.4 million during the corresponding period in 2002 in accordance with its applicable term loan facilities. In addition, the Company in 2003 prepaid $8.3 million of its bank term debt under an "excess cash flow" payment provision of its senior credit facility agreement.

     The Company effective March 11, 2003, elected to exercise its option to purchase a "tail" policy under its principal commercial insurance company policy providing for its professional liability risks through such date. The cost of such option totaled approximately $30.6 million and was paid in April 2003.

     The current senior credit facility at June 30, 2003 provides for up to $75.0 million of borrowings under a senior revolving credit facility and $205.4 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The Company began providing effective March 12, 2003, for its professional liability risks in part through a captive insurance company. The Company prior to such date insured such risks principally through the commercial insurance market. While the existing senior credit facility provides for the use of a captive insurance company for such coverage and the Company is currently in compliance with the terms of the senior credit facility, the captive insurance program as presently structured will necessitate certain amendments to the terms of the senior credit facility. The Company intends to secure amendments to the terms of its senior credit agreement to allow for the change in its program for providing for its professional liability risks. Alternatively, the Company may be required to re-enter the commercial insurance market for such coverage or alter the structure of its captive insurance program, either alternative of which may be at a costs that may be significantly higher than the Company currently expects under the present captive insurance program based on the most recent actuarial study results.

     The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. On April 30, 2003 the Company made an $8.3 million excess cash flow payment as required under the terms of the senior credit agreement as a result of cash flow generated in 2002. The payment of $8.3 million had been recorded in current maturity of long-term debt as of March 31, 2003 (previously estimated at $7.0 million in the December 31, 2002 balance sheet of the Company).

     The Company as of June 30, 2003, had cash and cash equivalents of approximately $34.1 million and a revolving credit facility borrowing availability of $73.2 million. The Company's cash needs in the six months ended June 30, 2003 were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

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

PROFESSIONAL LIABILITY INSURANCE

     A significant operating cost of the Company is the cost of providing for its professional liability losses. The Company's cost associated with professional liability losses was $37.0 million in fiscal 2002 and $25.3 million (prior to a provision for losses in excess of an aggregate loss limit of $50.8 million) for the six months ended June 30, 2003. Such costs have historically been determined by a combination of premiums for the purchase of commercial insurance or through self-insurance reserve provisions. Due to adverse conditions in the commercial insurance marketplace for such coverage, there has been a significant increase in the cost of such insurance coverage in recent months. The Company's professional liability commercial insurance coverage in effect for the four-year period ended March 11, 2003, ended on such date. The Company, in seeking to renew commercial insurance coverage for such risks, sought competitive quotes to continue to provide such professional liability insurance coverage on a commercially insured basis. As a result of conditions in the commercial marketplace for such coverage, including a lack of such coverage being competitively available on a commercial basis, the Company implemented, effective March 12, 2003, a program of insurance that includes both a captive insurance company arrangement and self-insurance reserve provisions for potential losses beginning on such date. The Company's provisions for its professional liability losses will be determined through actuarial studies of its projected losses. Such actuarial projected losses, in addition to considering the Company's loss experience, also include assumptions as to the frequency and severity of claims which in turn may be influenced by market expectations and experience in general. Accordingly, the Company's cost for professional liability risks is expected to increase significantly in 2003.

TRICARE PROGRAM

     During the six months ended June 30, 2003, the Company derived approximately $111.4 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program. On August 1, 2002, the Department of Defense issued a request for proposals ("RFP") for the managed care support contracts, also known as TRICARE Next Generation ("T-Nex"). The intent of the RFP is to replace the existing managed care support contracts on a phased-in basis between April 2004 and November 2004.

     The responses to the RFP by interested managed care organizations were submitted in January 2003. The Company is actively pursuing contractual relationships with several of the managed care organizations responding to the RFPs. The current T-Nex proposal provides for awarding prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of such prime contracts is currently expected to occur in August 2003 or shortly thereafter, with the start of the delivery of healthcare services in 2004 as noted above.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The Company's mandatory redeemable preferred stock is subject to the provisions of this statement beginning January 1, 2004. In addition, dividends on its redeemable preferred stock will be required to be included in interest expense in the Company's statements of operations beginning January 1, 2004. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the results of its operations or financial condition.

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

     At June 30, 2003, the fair value of the Company's total debt, which has a carrying value of $305.4 million, was approximately $304.0 million. The Company had $205.4 million of variable debt outstanding at June 30, 2003. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to June 30, 2003, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation the Company's Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and
(2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.132  Articles of Incorporation of Greenbrier Emergency
                Physicians, Inc. dated April 10, 2003
         3.133  Bylaws of Greenbrier Emergency Physicians, Inc.
        31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
        31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002

     (b) Reports of Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on August 8, 2003.

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