Form 10-Q
period 2003-09-30
TEAM HEALTH INC
filed 2003-11-05
CIK 1086795

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

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock par value $0.01 per share -- 10,067,513 shares as of November 4, 2003.

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

                               TEAM HEALTH, INC.

                      QUARTERLY REPORT FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 2003

                                                                         PAGE
                                                                         ----
Part 1.  Financial Information
  Item
     1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets -- September 30, 2003 and
          December 31, 2002...........................................     3
          Consolidated Statements of Operations -- Three months ended
          September 30, 2003 and 2002.................................     4
          Consolidated Statements of Operations -- Nine months ended
          September 30, 2003 and 2002.................................     5
          Consolidated Statements of Cash Flows -- Nine months ended
          September 30, 2003 and 2002.................................     6
          Notes to Consolidated Financial Statements..................     7
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    15
  Item
     3.   Quantitative and Qualitative Disclosures of Market Risk.....    25
  Item
     4.   Controls and Procedures.....................................    26
Part 2.  Other Information
  Item
     1.   Legal Proceedings...........................................    27
  Item
     2.   Changes in Securities and Use of Proceeds...................    27
  Item
     3.   Defaults upon Senior Securities.............................    27
  Item
     4.   Submission of Matters to a Vote of Security Holders.........    27
  Item
     5.   Other Information...........................................    27
  Item
     6.   Exhibits and Reports on Form 8-K............................    27
Signatures............................................................    28

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $  68,893       $ 47,789
  Accounts receivable, net..................................      164,431        156,449
  Prepaid expenses and other current assets.................       12,839          9,956
  Income tax receivable.....................................          897          1,074
                                                                ---------       --------
Total current assets........................................      247,060        215,268
Property and equipment, net.................................       20,270         19,993
Intangibles, net............................................       18,616         28,068
Goodwill....................................................      166,945        164,188
Deferred income taxes.......................................       92,509         64,282
Other.......................................................       20,328         19,298
                                                                ---------       --------
                                                                $ 565,728       $511,097
                                                                =========       ========
                       LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................    $  13,285       $ 13,895
  Accrued compensation and physician payable................       70,430         65,697
  Other accrued liabilities.................................       13,056         44,977
  Current maturities of long-term debt......................       14,874         20,125
  Deferred income taxes.....................................       24,848            411
                                                                ---------       --------
Total current liabilities...................................      136,493        145,105
Long-term debt, less current maturities.....................      287,539        300,375
Other non-current liabilities...............................      102,286         18,644
Mandatory redeemable preferred stock........................      155,206        144,405
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,068 shares issued and outstanding at September 30, 2003
  and December 31, 2002.....................................          101            101
Additional paid in capital..................................          690            644
Retained earnings (deficit).................................     (115,117)       (96,562)
Accumulated other comprehensive loss........................       (1,470)        (1,615)
                                                                ---------       --------
                                                                $ 565,728       $511,097
                                                                =========       ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $385,035   $335,904
Provision for uncollectibles................................   129,676    111,057
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   255,359    224,847
Cost of services rendered
  Professional service expenses.............................   188,568    172,348
  Professional liability costs..............................    17,148      9,602
                                                              --------   --------
     Gross profit...........................................    49,643     42,897
General and administrative expenses.........................    23,130     21,663
Management fee and other expenses...........................       124        125
Impairment of intangibles...................................        --      1,000
Depreciation and amortization...............................     5,478      5,711
Interest expense, net.......................................     6,075      6,374
                                                              --------   --------
     Earnings before income taxes...........................    14,836      8,024
Provision for income taxes..................................     5,458      4,147
                                                              --------   --------
Net earnings................................................     9,378      3,877
Dividends on preferred stock................................     3,639      3,309
                                                              --------   --------
  Net earnings attributable to common stockholders..........  $  5,739   $    568
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 2003        2002
                                                              ----------   --------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Net revenue.................................................  $1,094,153   $894,942
Provision for uncollectibles................................     350,249    293,130
                                                              ----------   --------
  Net revenue less provision for uncollectibles.............     743,904    601,812
Cost of services rendered
  Professional service expenses.............................     557,565    457,013
  Professional liability costs..............................      93,226     27,399
                                                              ----------   --------
     Gross profit...........................................      93,113    117,400
General and administrative expenses.........................      69,053     58,637
Management fee and other expenses...........................         378        387
Impairment of intangibles...................................          --      1,000
Depreciation and amortization...............................      16,599     14,298
Interest expense, net.......................................      18,467     17,539
Refinancing costs...........................................          --      3,389
                                                              ----------   --------
     Earnings (loss) before income taxes and cumulative
      effect of change in accounting principle..............     (11,384)    22,150
Provision (benefit) for income taxes........................      (3,630)    10,556
                                                              ----------   --------
     Earnings (loss) before cumulative effect of change in
      accounting principle..................................      (7,754)    11,594
Cumulative effect of change in accounting principle, net of
  taxes of $209.............................................          --       (294)
                                                              ----------   --------
Net earnings (loss).........................................      (7,754)    11,300
Dividends on preferred stock................................      10,800      9,820
                                                              ----------   --------
  Net earnings (loss) attributable to common stockholders...  $  (18,554)  $  1,480
                                                              ==========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings (loss).........................................  $  (7,754)  $  11,300
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     16,599      14,298
  Amortization of deferred financing costs..................      1,074       1,226
  Provision for uncollectibles..............................    350,249     293,130
  Impairment of intangibles.................................         --       1,000
  Deferred income taxes.....................................     (4,715)     11,105
  Loss on sale of equipment.................................          3          44
  Write-off of deferred financing costs.....................         --       3,389
  Cumulative effect of change in accounting principle.......         --         294
  Equity in joint venture income............................       (418)       (233)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (358,168)   (304,078)
  Prepaid expenses and other current assets.................     (1,562)     (3,726)
  Income tax receivable.....................................        (83)         51
  Accounts payable..........................................       (596)     (4,663)
  Accrued compensation and physician payable................      5,179      (1,176)
  Other accrued liabilities.................................     (3,992)       (891)
  Professional liability reserves...........................     54,618       4,464
                                                              ---------   ---------
Net cash provided by operating activities...................     50,434      25,534
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (7,112)     (7,167)
Cash paid for acquisitions, net.............................     (1,571)   (166,989)
Purchase of investments.....................................     (2,064)     (1,046)
Other investing activities..................................       (429)        997
                                                              ---------   ---------
Net cash used in investing activities.......................    (11,176)   (174,205)
FINANCING ACTIVITIES
Payments on notes payable...................................    (18,087)   (119,550)
Proceeds from notes payable.................................         --     225,000
Payment of deferred financing costs.........................        (67)     (5,221)
Proceeds from sales of common stock.........................         --         644
Proceeds from sale of preferred stock.......................         --       1,270
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........    (18,154)    102,143
                                                              ---------   ---------
Net increase (decrease) in cash.............................     21,104     (46,528)
Cash and cash equivalents, beginning of period..............     47,789      70,183
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  68,893   $  23,655
                                                              =========   =========
Interest paid...............................................  $  20,562   $  19,305
                                                              =========   =========
Taxes paid..................................................  $   1,462   $   7,565
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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The Company's mandatory redeemable preferred stock is subject to the provisions of this statement. In addition, dividends on its redeemable preferred stock will be required to be included in interest expense in the Company's statements of operations. The provisions of SFAS No. 150 are applicable to the Company's financial statements beginning in 2005. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the results of its operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. The Company has no interest in any entities created nor did it acquire any entities after February 1, 2003. FIN 46 will become effective on December 15, 2003, for entities in which the Company held a variable interest prior to February 1, 2003. Although management believes that FIN 46 will not have a material impact, management continues to evaluate its interests acquired prior to February 1, 2003 to assess whether consolidation or further disclosure of a VIE is required under FIN 46.

                               TEAM HEALTH, INC.

NOTE 3.  NET REVENUE

     Net revenue for the three and nine months ended September 30, 2003 and 2002, respectively, consisted of the following (in thousands):

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           -------------------   ---------------------
                                             2003       2002        2003        2002
                                           --------   --------   ----------   --------
Fee for service revenue..................  $271,979   $240,941   $  763,910   $672,430
Contract revenue.........................   105,641     87,065      307,091    199,794
Other revenue............................     7,415      7,898       23,152     22,718
                                           --------   --------   ----------   --------
                                           $385,035   $335,904   $1,094,153   $894,942
                                           ========   ========   ==========   ========

NOTE 4.  INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of September 30, 2003 and December 31, 2002 (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of September 30, 2003:
  Contracts................................................     $46,763         $28,639
  Other....................................................         758             266
                                                                -------         -------
     Total.................................................     $47,521         $28,905
                                                                =======         =======
As of December 31, 2002:
  Contracts................................................     $46,763         $19,015
  Other....................................................         685             365
                                                                -------         -------
     Total.................................................     $47,448         $19,380
                                                                =======         =======
Aggregate amortization expense:
  For the three months ended September 30, 2003............     $ 3,258
                                                                =======
  For the nine months ended September 30, 2003.............     $ 9,762
                                                                =======
Estimated amortization expense:
  For the year ended December 31, 2003.....................     $13,021
  For the year ended December 31, 2004.....................       5,264
  For the year ended December 31, 2005.....................       3,903
  For the year ended December 31, 2006.....................       2,325
  For the year ended December 31, 2007.....................       1,894

     As of September 30, 2003, the Company may have to pay up to $8.3 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2003. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the nine months ended September 30, 2003, the Company recorded an additional $0.7 million of goodwill related to previous acquisitions.

     During the three months ended September 30, 2002, the Company recorded an impairment loss of approximately $1.0 million relating to one of its contract intangibles.

                               TEAM HEALTH, INC.

NOTE 5.  LONG-TERM DEBT

     Long-term debt as of September 30, 2003 consists of the following (in thousands):

Term Loan Facilities........................................  $202,413
12% Senior Subordinated Notes...............................   100,000
                                                              --------
                                                               302,413
Less current portion........................................    14,874
                                                              --------
                                                              $287,539
                                                              ========

     The Term Loan Facilities consisted of the following (in thousands):

Senior Secured Term Loan A..................................  $ 59,476
Senior Secured Term Loan B..................................   142,937
                                                              --------
                                                              $202,413
                                                              ========

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

     The interest rates at September 30, 2003 were 4.03% and 4.53% for term loans A and B, respectively. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2003. No funds have been borrowed under the revolving credit facility as of September 30, 2003, but the Company had $2.3 million of standby letters of credit outstanding against the revolving credit facility commitment. The Company has a forward interest rate swap agreement that became effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005.

     The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement.

                               TEAM HEALTH, INC.

     Aggregate maturities of long-term debt due within one year of September 30, 2003 are currently as follows (in thousands):

2004........................................................  $ 14,874
2005........................................................    18,471
2006........................................................    20,749
2007........................................................    11,157
Thereafter..................................................   237,162
                                                              --------
                                                              $302,413
                                                              ========

NOTE 6.  PROFESSIONAL LIABILITY INSURANCE

     The Company provides for its estimated professional liability losses through a combination of commercial insurance company coverage as well as reserves established to provide for future payments under self-insured retention components and to establish reserves for future claims incurred but not reported. During the period March 12, 1999 through March 11, 2003, the primary source of the Company's coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The policy with the Company's primary insurance carrier for such coverage and period provided coverage for potential liabilities on a "claims-made" basis. The policy included the ability for the Company to be able to exercise a "tail" premium option. The tail premium option included an aggregate limit of $130.0 million that included claims reported during the two-year period ended March 12, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003. As a result of conditions in the professional liability insurance market, the Company decided that it would provide, beginning March 12, 2003, for such risks previously covered by the Company's primary insurance carrier through a captive insurance company. Since March 12, 2003, loss estimates on a "claims-made" basis are being provided for and funded within the captive insurance company. Additionally, the Company is providing for an actuarial estimate of losses for professional liability claims incurred but not reported since March 12, 2003.

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

                               TEAM HEALTH, INC.

NOTE 7.  STOCK OPTIONS

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. No stock-based employee compensation expense is reflected in net earnings for the nine months ended September 30, 2002 as all options granted prior to January 1, 2003 had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and nine months ended September 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -----------------
                                                   2003        2002      2003      2002
                                                  -------      -----   --------   ------
Net earnings (loss) attributable to common
  stockholders, as reported.....................  $5,739       $568    $(18,554)  $1,480
Add: Stock-based employee compensation expense
  included in reported net earnings (loss)
  attributable to common stockholders, net of
  related tax effects...........................       4         --           8       --
Deduct: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards, net of related tax effects....     (24)       (18)        (71)     (54)
                                                  ------       ----    --------   ------
Pro forma net earnings (loss) attributable to
  common stockholders...........................  $5,719       $550    $(18,617)  $1,426
                                                  ======       ====    ========   ======

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

CONTINGENT ACQUISITION PAYMENTS

     As of September 30, 2003, the Company may have to pay up to $8.3 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2003. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

POTENTIAL TAX ASSESSMENT

     The Company had previously received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) relating to audits of its federal corporate income tax returns for 2000 and 2001. The IRS has asserted deficiencies of taxable income in such tax returns in the total amount of $88.4 million plus interest on the resulting taxes due. In addition, the IRS is asserting deficiencies of taxable income in tax returns for the years 2000 and 2001 for two affiliated professional corporations in the amount of $10.6 million.

     A NOPA had previously been received for the Company's tax returns for the two affiliated professional corporations referenced above for 1999. The issue asserted by the IRS for such year is identical to the issue being asserted for the 2000 and 2001 tax returns, as well as with the position being asserted by the IRS with respect to the Company's federal corporate tax returns for 2000 and 2001. The Company had filed a protest with the Office of the Regional Director of Appeals in connection with the 1999 tax returns of the affiliated professional corporations and in September 2003 received a verbal indication that a favorable "no change" ruling with respect to the 1999 tax returns has been concluded to by the Office. Such conclusion is currently awaiting concurrence by a healthcare industry expert within the IRS.

     The Company believes that it has meritorious legal defenses to the deficiencies asserted and believes that the ultimate outcome of the proposed adjustments will not result in a material impact on the Company's consolidated results of operations or financial position.

TRICARE PROGRAM

     During the nine months ended September 30, 2003, the Company derived approximately $170.7 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

                               TEAM HEALTH, INC.

     On August 1, 2002, the Department of Defense issued a request for proposals for the next generation of managed care support contracts, also known as the "TRICARE Contracts". The intent of the TRICARE Contracts is to replace the existing managed care support contracts on a phased-in basis between June and November 2004. The TRICARE Contracts proposal provided for the awarding of prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of the prime contracts was announced in August 2003.

     The Department of Defense is currently in the process of determining how it will procure the civilian positions that it will require going forward. Options currently being discussed include "rolling-over" existing staffed positions with existing providers, such as the Company, through the recently selected managed care organizations, to terminating all existing contracts for staffed positions and putting ongoing staffing needs of military treatment facilities out for competitive bidding.

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. In the event the Department of Defense opts to allow for the rollover of existing staffing, the Company expects to maintain and expand on the business that it currently has in the West and North regions under the TRICARE Contracts. The Company does not have a contract to provide staffing with the managed care organization that has been awarded the South region under the TRICARE Contracts. The Company expects that it will be able to pursue direct service contracts with individual military treatment facilities in the South region, as it currently provides staffing to numerous military treatment facilities in the South region. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues and margins and financial condition may be materially adversely affected.

NOTE 9.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                 ------------------   ------------------
                                                  2003       2002       2003      2002
                                                 -------   --------   --------   -------
Net earnings (loss) attributable to common
  shareholders.................................  $5,739    $   568    $(18,554)  $ 1,480
  Net change in fair value of interest rate
     swaps.....................................     349     (1,409)        145    (1,190)
                                                 ------    -------    --------   -------
Comprehensive earnings (loss)..................  $6,088    $  (841)   $(18,409)  $   290
                                                 ======    =======    ========   =======

     Accumulated other comprehensive loss, net of related taxes, was $1.5 million at September 30, 2003, relating to the fair value of interest rate swaps.

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

     Revenue Recognition

     Net Revenue. A significant portion (69.8%) of the Company's revenue in the nine months ended September 30, 2003, resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     Subsequent to March 11, 2003, the Company has provided for a significant portion of its professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Accordingly, beginning on March 12, 2003, a substantial portion of the Company's provision for professional liability losses is based on periodic actuarially determined estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management's estimate of the Company's professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of the Company's claims management process; and the outcome of litigation.

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

     The actuarial study completed in March 2003 included projections of professional liability loss estimates for purposes of providing for such losses under the Company's captive and self-insurance programs in effect since March 12, 2003. The Company's professional liability costs consist of the annual projected costs resulting from such actuarial study along with the cost of certain professional liability commercial insurance premiums and programs available to the Company that remain in effect. The provisions for professional liability costs will fluctuate as a result of several factors, including hours of exposure as measured by hours of physician and related professional staff services as well as actual loss development trends. As noted above, due to the long pattern of payout for such exposures, the Company anticipates that a substantial portion of such latter amount will not be realized in the form of actual cash outlays until periods beyond 2003.

     Impairment of Intangible Assets

     In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. Effective January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment issues during the first three months of 2002, and thereafter on an annual basis. As a result of the initial impairment review, the Company recorded as a cumulative change of accounting principle a loss of $0.3 million net of related tax benefit in the three months ended March 31, 2002. During the three months ended September 30, 2002, the Company recorded an impairment loss of approximately $1.0 million relating to one of its contract intangibles.

     The Company's critical accounting policies have been disclosed in its 2002 Annual Report on Form 10-K Equivalent. There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2003.

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

                                                            THREE MONTHS             NINE MONTHS
                                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                         -------------------     -------------------
                                                          2003         2002       2003         2002
                                                         ------       ------     ------       ------
Net revenue............................................  150.8%       149.4%     147.1%       148.7%
Provision for uncollectibles...........................   50.8         49.4       47.1         48.7
Net revenue less provision for uncollectibles..........  100.0        100.0      100.0        100.0
Cost of services rendered..............................   80.6         80.9       87.5         80.5
Gross profit...........................................   19.4         19.1       12.5         19.5
General and administrative expenses....................    9.0          9.6        9.3          9.7
Management fee and other expenses......................    0.1          0.1        0.1          0.1
Impairment of intangibles..............................     --          0.4         --          0.1
Depreciation and amortization..........................    2.1          2.6        2.2          2.4
Interest expense, net..................................    2.4          2.8        2.4          2.9
Refinancing costs......................................     --           --         --          0.6
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle.............    5.8          3.6       (1.5)         3.7
Provision (benefit) for income taxes...................    2.1          1.9       (0.5)         1.8
Earnings (loss) before cumulative effect of change in
  accounting principle.................................    3.7          1.7       (1.0)         1.9
  Cumulative effect of change in accounting principle,
    net of income tax benefit..........................     --           --         --          0.1
  Net earnings (loss)..................................    3.7          1.7       (1.0)         1.8
Dividends on preferred stock...........................    1.4          1.5        1.5          1.6
Net earnings (loss) attributable to common
  stockholders.........................................    2.3          0.2       (2.5)         0.2

  THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     NET REVENUES. Net revenues for the three months ended September 30, 2003 increased $49.1 million, or 14.6%, to $385.0 million from $335.9 million for the three months ended September 30, 2002. The increase in net revenues of $49.1 million included an increase of $31.0 million in fee-for-service revenue, $18.6 million in contract revenue and a decrease of $0.5 million in other revenue. For the three month periods ended September 30, 2003 and 2002, fee-for-service revenue was 70.6% of net revenue in 2003 compared to 71.7% in 2002, contract revenue was 27.5% of net revenue in 2003 compared to 25.9% in 2002 and other revenue was 1.9% of net revenue in 2003 compared to 2.4% in 2002.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $129.7 million for the three months ended September 30, 2003 compared to $111.1 million for the three months ended September 30, 2002, an increase of $18.6 million or 16.7%. The provision for uncollectibles as a percentage of net revenue was 33.7% for the three months ended September 30, 2003 compared to 33.1% for the three months ended September 30, 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The higher provision as a percentage of net revenue in 2003 is principally due to the lower mix of fee-for-service revenue in 2003.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the three months ended September 30, 2003 increased $30.5 million, or 13.6%, to $255.3 million from $224.8 million for the corresponding three months in 2002. Acquisitions contributed $2.0 million and new contracts obtained through internal sales contributed $26.7 million of the increase. The aforementioned increases were partially offset by $20.1 million of revenue derived from contracts that terminated during the periods. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $22.0 million, or 11.0%, to $222.4 million in 2003 from $200.4 million in 2002. The increase in same contract revenue of 11.0% includes the effect of an increase in same contract fee-for-service revenue of approximately 8%, including approximately 1% from increased volume and 7% from higher estimated average net patient charges between periods, principally as the result of higher acuity factors and reimbursement rate increases. The remaining increase in same contract revenue included an increase in net revenue less provision for uncollectibles for locum tenens services and contract revenue of approximately 3.0% between periods.

     COST OF SERVICES RENDERED. Cost of services rendered includes professional service expenses (including provider compensation as well as billing and collection costs for services rendered) and professional liability costs which represents the cost of professional liability losses and insurance. Professional service expenses for the three months ended September 30, 2003 were $188.6 million compared to $172.4 million for the three months ended September 30, 2002, an increase of $16.2 million or 9.4%. The increase of $16.2 million included $1.6 million resulting from acquisitions between periods. The remaining increase in professional service expenses was principally due to increases in provider hours as the result of net new contract sales, principally for staffing within military treatment facilities, including increases resulting from troop deployments in 2003, as well as additional costs to accommodate increased emergency department ("ED") patient visits. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 73.8% for the three months ended September 30, 2003 compared to 76.7% for the three months ended September 30, 2002. Both the rate of provider compensation expense and billing and collection costs increased less than the rate of increase in net revenues between periods. Professional liability costs were $17.1 million in the period compared with $9.6 million for the three months ended September 30, 2002, resulting in an increase between years of $7.5 million or 78.5%. The increase in professional liability costs is due to an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis beginning March 12, 2003, compared to its commercial insurance premium based cost in the prior period.

     GROSS PROFIT. Gross profit was $49.6 million for the three months ended September 30, 2003, compared to $42.9 million for the corresponding period in 2002. The increase in gross profit is attributable to the effect of acquisitions and net new contract growth between periods as well as increases in ED volumes and estimated net revenue per ED patient visit. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended September 30, 2003 was 19.4% compared to 19.1% for the three months ended September 30, 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2003 increased to $23.1 million from $21.6 million for the three months ended September 30, 2002, for an increase of $1.5 million, or 6.8% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.0% for the three months ended September 30, 2003, compared to 9.6% for the three months ended September 30, 2002. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $0.1 million, which was 0.3% of the increase between periods. The remaining net increase of 6.5%, or approximately $1.4 million, was principally due to increases in salaries and related benefit costs of approximately $1.6 million offset by a decrease in other general and administrative expenses of $0.2 million. Included in the increase in salaries and benefits between periods was an increase of approximately $0.6 million related to the Company's management incentive plan.

     MANAGEMENT FEE AND OTHER OPERATING EXPENSES. Management fee and other operating expenses were $0.1 million for the three months ended September 30, 2003 and 2002, respectively.

     IMPAIRMENT OF INTANGIBLES. Impairment of intangibles for the three months ended September 30, 2002 was $1.0 million and was related to one of the Company's contract intangibles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $5.5 million for the three months ended September 30, 2003 and $5.7 million for the three months ended September 30, 2002. Depreciation expense decreased by $0.2 million between periods.

     NET INTEREST EXPENSE. Net interest expense decreased $0.3 million to $6.1 million for the three months ended September 30, 2003 compared to $6.4 million for the corresponding period in 2002. The decrease in net interest expense is due to lower borrowing levels and net interest rates between periods.

     EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for the three months ended September 30, 2003 were $14.8 million compared to $8.0 million for the three months ended September 30, 2002.

     PROVISION FOR INCOME TAXES. Income taxes for the three months ended September 30, 2003 were $5.5 million compared to $4.1 million for the three months ended September 30, 2002. The increase in income taxes for the three months ended September 30, 2003 over the same period in 2002 was due to the increased level of earnings before income taxes in 2003.

     NET EARNINGS. Net earnings for the three months ended September 30, 2003 were $9.4 million compared to $3.9 million for the three months ended September 30, 2002.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $3.6 million of dividends for the three months ended September 30, 2003 and $3.3 million of dividends for the three months ended September 30, 2002, on its outstanding Class A mandatory redeemable preferred stock.

  NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     NET REVENUES. Net revenues for the nine months ended September 30, 2003 increased $199.2 million, or 22.3%, to $1,094.1 million from $894.9 million for the nine months ended September 30, 2002. The increase in net revenues of $199.2 million included an increase of $91.5 million in fee-for-service revenue, $107.3 million in contract revenue and $0.4 million in other revenue. For the nine month periods ended September 30, 2003 and 2002, fee-for-service revenue was 69.8% of net revenue in 2003 compared to 75.2% in 2002, contract revenue was 28.1% of net revenue in 2003 compared to 22.3% in 2002 and other revenue was 2.1% of net revenue in 2003 compared to 2.5% in 2002. The change in the mix of revenues is primarily due to the effect of an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billing than fee-for-service contracts.

     PROVISION FOR UNCOLLECTIBLES. The provision for uncollectibles was $350.2 million for the nine months ended September 30, 2003 compared to $293.1 million for the nine months ended September 30, 2002, an increase of $57.1 million or 19.4%. The provision for uncollectibles as a percentage of net revenue was 32.0% for the nine months ended September 30, 2003 compared to 32.7% for the nine months ended September 30, 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The lower provision as a percentage of net revenue in 2003 is principally due to the lower mix of fee-for-service revenue in 2003.

     NET REVENUE LESS PROVISION FOR UNCOLLECTIBLES. Net revenue less provision for uncollectibles for the nine months ended September 30, 2003 increased $142.1 million, or 23.6%, to $743.9 million from $601.8 million for the corresponding nine months in 2002. Acquisitions contributed $58.4 million and new contracts obtained through internal sales contributed $86.2 million of the increase. The aforementioned increases were partially offset by $45.9 million of revenue derived from contracts that terminated during the periods. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $43.4 million, or 8.5%, to $553.7 million in 2003 from $510.3 million in 2002. The increase in same contract revenue of 8.5% between periods includes the effects of both an increase in ED fee-for-service billing volume of approximately 3.9% and increased estimated net revenue per ED patient visit of approximately 7.9%, principally as the result of higher acuity factors and reimbursement rate increases. Net revenue less provision for uncollectibles for other physician specialties and ED non fee-for-service revenue overall increased approximately 1.9% between periods.

     COST OF SERVICES RENDERED. Cost of services rendered includes professional service expenses (including provider compensation as well as billing and collection costs for services rendered) and professional liability costs which represents the cost of professional liability losses and insurance. Professional service expenses for the nine months ended September 30, 2003 were $557.6 million compared to $457.0 million for the nine months ended September 30, 2002, an increase of $100.6 million or 22.0%. The increase of $100.6 million included $46.0 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 74.9% in the nine months ended September 30, 2003 and 75.9% in the nine months ended September 30, 2002. The remaining increase in professional service expenses was principally due to increases in provider hours as the result of net new contract sales, principally for staffing within military treatment facilities, including increases resulting from troop deployments in 2003, as well as additional costs to accommodate increased ED patient visits. Professional liability costs were $93.2 million for the nine months ended September 30, 2003, including a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million. The total professional liability cost of $93.2 million in the period compared with $27.4 million for the nine months ended September 30, 2002, resulting in an increase between years of $65.8 million (54.7% excluding the effect of the $50.8 million provision for excess insurance losses). The increase in professional liability costs, in addition to increases resulting from the provision for excess losses ($50.8 million) and from acquisitions ($1.5 million), is due to an increase between periods in the Company's commercial insurance program premium through its expiration date of March 11, 2003, plus an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis subsequent to March 11, 2003.

     GROSS PROFIT. Gross profit was $93.1 million for the nine months ended September 30, 2003 compared to $117.4 million for the corresponding period in 2002. The decrease in gross profit is attributable to the effect of the provision for excess losses of $50.8 million partially offset by the effect of acquisitions, net new contract growth and increased profitability of steady state operations between periods. Gross profit as a percentage of revenue less provision for uncollectibles for the nine months ended September 30, 2003 was 19.3% before the provision for excess losses for prior periods compared to 19.5% for the nine months ended September 30, 2002. The decrease was principally due to increases in provider and professional liability costs increasing faster than growth in revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2003 increased to $69.0 million from $58.6 million for the nine months ended September 30, 2002, an increase of $10.4 million, or 17.8% between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.3% for the nine months ended September 30, 2003, compared to 9.7% for the nine months ended September 30, 2002. The increase in general and administrative expenses between periods included expenses associated with acquired operations of $4.9 mil-lion, which was 8.3% of the 17.8% increase between periods. The remaining net increase of 9.5%, or approximately $5.5 million, was principally due to increases in salaries and related benefit costs of approximately $4.9 million and costs related to a disputed contract settlement of approximately $0.6 million. Included in the increase in salaries and benefits between periods was an increase of approximately $1.8 million related to the Company's management incentive plan.

     MANAGEMENT FEE AND OTHER OPERATING EXPENSES. Management fee and other operating expenses were $0.4 million for the nine months ended September 30, 2003 and 2002, respectively.

     IMPAIRMENT OF INTANGIBLES. Impairment of intangibles was $1.0 million for the nine months ended September 30, 2002 and was related to one of the Company's contract intangibles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $16.6 million for the nine months ended September 30, 2003 and $14.3 million for the nine months ended September 30, 2002. Depreciation decreased $0.2 million between periods while amortization expense increased by $2.5 million between periods. The increase in amortization expense is principally due to the acquisition of contract intangibles in 2002.

     NET INTEREST EXPENSE. Net interest expense increased $1.0 million to $18.5 million for the nine months ended September 30, 2003 compared to $17.5 million for the corresponding period in 2002. The increase in net interest expense is principally due to increases in outstanding debt resulting from acquisitions between periods.

     REFINANCING COSTS. The Company expensed in the nine months ended September 30, 2002 $3.4 million of deferred financing costs related to its previously outstanding bank debt that was refinanced in 2002.

     EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Earnings (loss) before income taxes for the nine months ended September 30, 2003 was a loss of $11.4 million compared to earnings of $22.2 million for the nine months ended September 30, 2002.

     PROVISION (BENEFIT) FOR INCOME TAXES. Income taxes for the nine months ended September 30, 2003 was a benefit of $3.6 million compared to a provision of $10.6 million for the nine months ended September 30, 2002. The decrease in income taxes for the nine months ended September 30, 2003 over the same period in 2002 was due to the decreased level of earnings before income taxes in 2003.

     EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES. Earnings (loss) before cumulative effect of change in accounting principle, net of taxes, for the nine months ended September 30, 2003, was a loss of $7.8 million compared to earnings of $11.6 million for the nine months ended September 30, 2002.

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

     NET EARNINGS (LOSS). Net earnings (loss) for the nine months ended September 30, 2003 was a net loss of $7.8 million compared to net earnings of $11.3 million for the nine months ended September 30, 2002.

     DIVIDENDS ON PREFERRED STOCK. The Company accrued $10.8 million of dividends for the nine months ended September 30, 2003 and $9.8 million of dividends for the nine months ended September 30, 2002, on its outstanding Class A mandatory redeemable preferred stock.

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

     Cash provided by operating activities in the nine months ended September 30, of 2003 and 2002 was $50.4 million and $25.5 million, respectively. The $24.9 million increase in cash provided by operating activities is principally due to an increase in net earnings after excluding in 2003 the effect of a non-cash charge of $50.8 million for professional liability insurance costs pertaining to prior periods.

     The Company spent $7.1 million in the first nine months of 2003 and $7.2 million in the first nine months of 2002 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition completed on May 1, 2002 of a provider of medical staffing to military treatment facilities, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital), was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition noted above) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $1.6 million during the nine months ended September 30, 2003 and $167.0 million in the corresponding period in 2002. Future contingent payment obligations are approximately $8.3 million as of September 30, 2003.

     The Company made scheduled debt maturity payments of $9.7 million in the first nine months of 2003 and $8.6 million during the corresponding period in 2002 in accordance with its applicable term loan facilities. In addition, the Company in 2003 prepaid $8.3 million of its bank term debt under an "excess cash flow" payment provision of its senior credit facility agreement.

     The Company began providing effective March 12, 2003, for its professional liability risks in part through a captive insurance company. The Company prior to such date insured such risks principally through the commercial insurance market. The change in the Company's professional liability insurance program is expected to result in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within the Company's captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2003, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $1.9 million.

     The current senior credit facility at September 30, 2003 provides for up to $75.0 million of borrowings under a senior revolving credit facility and $202.4 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. During 2003, the Company made an $8.3 million excess cash flow payment as required under the terms of the senior credit agreement as a result of cash flow generated in 2002. The payment of $8.3 million had been recorded in current maturity of long-term debt as of March 31, 2003 (previously estimated at $7.0 million in the December 31, 2002 balance sheet of the Company).

     The Company as of September 30, 2003, had total cash and cash equivalents of approximately $68.9 million and a revolving credit facility borrowing availability of $72.7 million. The Company's cash needs in the nine months ended September 30, 2003 were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

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

MEDICARE PROGRAM PHYSICIAN REIMBURSEMENT RATES

     A portion of the Company's revenues is derived from services provided to patients covered under the Medicare Program and commercial insurance plans whose reimbursement rates are tied to Medicare rates. Physician reimbursement rates for services provided to such Medicare Program beneficiaries are established annually by the Centers for Medicare and Medicaid Services ("CMS"). CMS has not formally announced its Physician Fee Schedule for 2004. However, CMS has indicated based on preliminary estimates that certain of those physician reimbursement rates will decrease from their corresponding levels in 2003. The Company has estimated the impact of such estimated decreased rates on its revenues in 2004 from Medicare and commercial insurance plans with fee schedules based on Medicare rates at approximately $5.8 million based on its 2003 estimated patient volume.

PROFESSIONAL LIABILITY INSURANCE

     A significant operating cost of the Company is the cost of providing for its professional liability losses. The Company's cost associated with professional liability losses was $37.0 million in fiscal 2002 and $42.4 million (prior to a provision for losses in excess of an aggregate loss limit of $50.8 million) for the nine months ended September 30, 2003. Such costs have historically been determined by a combination of premiums for the purchase of commercial insurance or through self-insurance reserve provisions. Due to adverse conditions in the commercial insurance marketplace for such coverage, there has been a significant increase in the cost of such insurance coverage in 2003. The Company's professional liability commercial insurance coverage in effect for the four-year period ended March 11, 2003, ended on such date. The Company implemented, effective March 12, 2003, a program of insurance that includes both a captive insurance company arrangement and self-insurance reserve provisions for potential losses beginning on such date. The Company's provisions for its professional liability losses are now substantially determined through actuarial studies of its projected losses. Such actuarial projected losses, in addition to considering the Company's loss experience, also include assumptions as to the frequency and severity of claims which in turn may be influenced by market expectations and experience in general. Accordingly, the Company's cost for professional liability risks has increased significantly between periods.

TRICARE PROGRAM

     During the nine months ended September 30, 2003, the Company derived approximately $170.1 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

     On August 1, 2002, the Department of Defense issued a request for proposals for the next generation of managed care support contracts, also known as the "TRICARE Contracts". The intent of the TRICARE Contracts is to replace the existing managed care support contracts on a phased-in basis between June and November 2004. The TRICARE Contracts proposal provided for the awarding of prime contracts to three managed care organizations to cover three distinct geographical regions of the country. The award of the prime contracts was announced in August 2003.

     The Department of Defense is currently in the process of determining how it will procure the civilian positions that it will require going forward. Options currently being discussed include "rolling-over" existing staffed positions with existing providers, such as the Company, through the recently selected managed care organizations, to terminating all existing contracts for staffed positions and putting ongoing staffing needs of military treatment facilities out for competitive bidding.

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. In the event the Department of Defense opts to allow for the rollover of existing staffing, SHR expects to maintain and expand on the business that it currently has in the West and North regions under the TRICARE Contracts. The Company does not have a contract to provide staffing with the managed care organization that has been awarded the South region under the TRICARE Contracts. The Company expects that it will be able to pursue direct service contracts with individual military treatment facilities in the South region, as it currently provides staffing to numerous military treatment facilities in the South region. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues and margins and financial condition may be materially adversely affected.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The Company's mandatory redeemable preferred stock is subject to the provisions of this statement. In addition, dividends on its redeemable preferred stock will be required to be included in interest expense in the Company's statements of operations. The provisions of SFAS No. 150 are applicable to the Company's financial statements beginning in 2005. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the results of its operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. The Company has no interest in any entities created nor did it acquire any entities after February 1, 2003. FIN 46 will become effective on December 15, 2003, for entities in which the Company held a variable interest prior to February 1, 2003. Although management believes that FIN 46 will not have a material impact, management continues to evaluate its interests acquired prior to February 1, 2003 to assess whether consolidation or further disclosure of a VIE is required under FIN 46.

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

     At September 30, 2003, the fair value of the Company's total debt, which has a carrying value of $302.4 million, was approximately $306.3 million. The Company had $202.4 million of variable debt outstanding at September 30, 2003. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to September 30, 2003, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation the Company's Chief Executive Officer along with the Company's Executive Vice President of Finance and Administration concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.134   Certificate and Articles of Organization of Team Health
                 Contracting Midwest, LLC dated July 1, 2003
         4.6     Supplemental Indenture dated September 9, 2003
        10.20    Amendment No 2 to Credit Agreement dated May 1, 2002
        31.1     Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2     Certification by Robert J. Abramowski pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (b) Reports of Form 8-K

     During the quarter ended September 30, 2003, the Company filed a Report on Form 8-K under item 12, dated August 11, 2003 relating to the announcement of its earnings for the second quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on November 4, 2003.

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