Form 10-K
period 2003-12-31
TEAM HEALTH INC
filed 2004-02-25
CIK 1086795

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                            FORM 10-K EQUIVALENT(1)

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.


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

     Common Stock, par value $.01 per share -- 9,917,796 shares as of February 24, 2004. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

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

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments, which account for the majority of our revenue. As a result of an acquisition on May 1, 2002, we also are the leading provider of medical staffing to military treatment facilities. In addition to providing physician staffing in various specialties within military treatment facilities, we also provide to such facilities a broad array of non-physician healthcare services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

     Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities, including military treatment facilities. We primarily provide permanent staffing that enables management of hospitals and other healthcare facilities to outsource their recruiting, hiring, payroll and benefits functions to companies with expertise in those functions such as our Company. We recruit and hire or subcontract with healthcare professionals who then provide professional services within the healthcare facilities we contract or subcontract with. Overall, we presently provide permanent staffing, management and administrative services to approximately 450 hospitals, imaging centers, surgery centers, clinics and military treatment facilities in 44 states.

     The range of physician and non-physician staffing and administrative services that we provide includes the following:

     - recruiting, scheduling and credentials coordination for clinical and non-clinical medical professionals,

     - providing of administrative support services, such as payroll, insurance coverage, continuing education services, management training, and

     - coding, billing and collection of fees for services provided by medical professionals.

     Our historical focus has primarily been on providing outsourced services to emergency departments, which accounted for approximately 63% of our net revenue less provision for uncollectibles in 2003. The emergency departments that we staff are generally located in larger hospitals with emergency departments whose patient volumes are more than 15,000 patient visits per year. In higher volume emergency departments, we believe our experience and expertise in such a complex environment provides our hospital clients with the ability to provide their patients with high quality and efficient physician and administrative services. Our experience in such settings has been that we can generate profitable margins, establish stable long-term relationships, obtain attractive payer mixes and recruit and retain high quality physicians and other providers and staff.

     We are the leading provider of permanent healthcare staffing services to military treatment facilities which accounted for 23% of our net revenue less provision for uncollectibles for 2003. We significantly expanded our overall base of business in 2002 by acquiring the leading provider of permanent healthcare staffing services to military treatment facilities. This acquisition provided an entry into a portion of the healthcare staffing market not previously served by us. In the current military healthcare setting, permanent staffing agreements exist on a three-way basis to include a military hospital or clinic, a TRICARE (the U.S. military healthcare payer system) Regional Managed Care Support Contractor ("MCSC"), which functions as the paying entity, and us. The decision to enter into, expand or cancel a staffing contract is made by a military commander. We currently have contracts with all four MCSCs that serve the military market. However, as discussed under Business Risks, the TRICARE Program will be undergoing significant changes during 2004.

     The healthcare environment is very complex due to numerous Federal and state regulations and continual changes thereto, as well as diverse reimbursement policies and practices among the various government and insured payers for healthcare services. Healthcare providers are under significant pressure to improve the quality of care while at the same time minimizing the cost of such care.

     Traditional hospitals and military treatment facilities outsource the staffing and management of multiple clinical areas to contract management companies with specialized skills and standardized models to improve service, increase the quality of care and reduce administrative costs. Specifically, such healthcare facilities are continuously challenged to manage their clinical areas more effectively due to:

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

     In addition to the above, we have core competencies that have made us the largest provider of healthcare staffing to the military. Such additional competencies include the ability to:

     - provide a full range of staffing to meet the military market's needs, including physicians, para-professional providers, nurses, specialty technicians and administrative support staff, and

     - build strong relationships with key decision makers at military healthcare facilities through development of innovative solutions to meet their needs.

     Our regional operating models allow us to deliver locally focused services while benefiting from the operating efficiencies, infrastructure and capital resources of a large national entity.

     We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital emergency department and urgent care center sector and the military permanent staffing market. According to the Centers for Medicare and Medicaid Services ("CMS"), national healthcare spending in 2002 increased 9.3%. Hospital services have historically represented the single largest component of these costs, accounting for approximately 32% of total healthcare spending in 2002. According to industry sources, over 3,800 U.S. community hospitals operated hospital emergency departments and 83% of these hospitals outsourced their physician staffing and administrative services. In 2002, emergency department expenditures were approximately $75.0 billion, with emergency department physician services accounting for approximately $26.0 billion. According to the American Hospital Association, emergency departments handle approximately 110 million patient visits annually and up to 39% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 4% between 2002 and 1998.

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

     While we compete in the emergency medicine marketplace with such national and regional groups as Emcare, Inc; PhyAmerica Physician Group, Inc.; The Schumacher Group; and NES, the majority of our competition comes from small, local groups as well as hospitals that employ their own physicians. There are presently no large direct national competitors in the anesthesia or radiology markets. In these staffing areas, we again compete with smaller groups and hospitals that employ their own physicians and other types of healthcare staffing. We are currently the leading provider of permanent staffing solutions to the military in the industry with an estimated 39% market share in 2003. Significant competitors for the military market include Sterling Medical Associates, PhyAmerica Government Services, JSA Healthcare and CR Associates.

COMPETITIVE STRENGTHS

     Although the healthcare services industry is highly competitive, we believe we are able to compete effectively due to the following strengths:

     Leading Market Position. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States and the largest provider of healthcare staffing on a permanent basis to military treatment facilities under the U.S. government's TRICARE Program. In addition, we provide outsourced radiology staffing and administrative services and have a presence in other hospital departments such as anesthesiology, pediatrics and inpatient services. We believe our ability to spread the relatively fixed costs of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share from other service providers. Furthermore, we have a geographically diverse base of over 1,100 health facility contracts or military treatment facility sub-contracts. In 2003, the largest single direct facility contract accounted for no more than 0.8% of our net revenue less provision for uncollectibles, and as a result, the loss of any one such contract would not significantly impact our financial performance. However, the current military staffing business is derived from securing sub-contracts from the four MCSC's that presently serve as the prime contractors for TRICARE. Payments for its services are received by us directly from the applicable MCSC. The percentage of the Company's consolidated net revenues less provision for uncollectibles derived from each of the four MCSC's in 2003 was as follows:

                                                              CONSOLIDATED    SHR
                                                              ------------   -----
MCSC #1.....................................................      12.0%       52.4%
MSCS #2.....................................................       5.5        24.1
MCSC #3.....................................................       5.2        23.0
MCSC #4.....................................................       0.1         0.5
                                                                  ----       -----
                                                                  22.8%      100.0%
                                                                  ====       =====

     As indicated earlier, the TRICARE Program will undergo significant changes beginning in 2004. We believe our current abilities and strengths in providing outsourced permanent healthcare staffing to military treatment facilities will be significant factors in maintaining our existing staffing business and in successfully competing for new business under the TRICARE Program.

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

     Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentials coordination and payroll functions among our regional management sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a regionally-based service provider. We have developed and maintain integrated, advanced systems to facilitate the exchange of information among our operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System, and our TeamWorks(TM) physician database and software package. As a result of these investments and the company-wide application of best practices, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry. The strength of our information systems has enhanced our ability to collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

     Ability to Recruit and Retain High Quality Physicians. A key to our success has been our ability to recruit and retain high quality physicians to service our contracts. While our local presence gives us the knowledge to properly match physicians with hospitals and military treatment facilities, our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, advanced information and reimbursement systems and standardized procedures. Furthermore, we offer physicians substantial flexibility in terms of geographic location, type of facility, scheduling of work hours, benefit packages and opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base. We believe we have among the highest physician retention rates in the industry. In addition, our financial size and strength enables us to provide to our physicians and other professional staff professional liability insurance coverage at levels of coverage that may not be available or affordable to other physicians as the result of local insurance market conditions.

     Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with Team Health and its predecessor entities since 1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industry. Members of our management team have, with the inclusion of performance-based options, an indirect fully diluted ownership interest of approximately 20.5%. As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

GROWTH STRATEGY

     Key elements of our growth strategy include the following:

     Increase Revenue from Existing Customers. We have a strong record of achieving growth in revenue from our existing customer base. In 2003, net revenue less provision for uncollectibles from steady state contracts grew by approximately 8.9% on a year over year basis. We plan to continue to grow revenue from existing customers by:

     - capitalizing on increasing patient volumes,

     - continuing to improve documentation of care delivered, thereby capturing full reimbursement for services provided,

     - implementing fee schedule increases, where appropriate,

     - increasing the scope of services offered within contracted healthcare facilities,

     - capitalizing on our financial strength and resources with respect to potential clients looking for financial stability among various alternative providers when making their outsourcing decision, and

     - increasing staffing levels at current military sites of service as the result of military commanders realizing the benefits of outsourcing their staffing needs. Historically, this has resulted in our entering into new agreements with a military treatment facility to staff a new department (e.g. pediatric, cardiology, neurology, etc.) since a typical staffing agreement only covers one specific department.

     Capitalize on Industry Trends to Win New Contracts. We seek to obtain new contracts by:

     - replacing competitors at hospitals that currently outsource their services,

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

     Furthermore, we believe that our ability to serve a greater market share of larger volume hospital clinical departments and the permanent military staffing market is enhanced as a result of our:

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

     - successful record of recruiting and retaining high quality physicians and other healthcare professionals, and

     - financial strength and resources.

     During the past three years, we have been awarded 426 new outsourced contracts, including 336 contracts to service areas of military treatment facilities with outsourced healthcare staffing.

     Expansion of Military Staffing Market Penetration. The medical staffing market in governmental settings is expected to experience continued growth due to the growth of military healthcare expenditures coupled with the well-documented shortage of nurses and other healthcare professionals. The key growth drivers of the governmental staffing market are:

     - government "Optimization" plan implementation. The government is critically aware of the healthcare costs it bears when individuals entitled to military healthcare go off base for healthcare treatments. As such, it has implemented an "Optimization" plan that seeks to recapture this spending primarily through increased staffing levels of healthcare providers on base. By recapturing medical services through augmented military staffing, the government has spent an estimated $500 million less in the community in 2003 and is targeting to increase its savings by at least 10% per year, and

     - decrease in active duty and government employed staff (GS). The 131,000 active-duty and government employed staff is not expected to grow in the near future due to budgetary constraints of the federal government. This number has decreased from approximately 143,000 since the mid-1990s and we are anticipating a similar trend over the next decade. As the GS staff is reduced, the opportunity to prevent the loss of current military hospital services into civilian community hospitals at a greater cost to the government presents itself.

     The global war on terrorism effort has lead to additional opportunities for growth as the system requires professionals to replace active duty healthcare professionals shipped overseas to front line military hospitals.

     Grow through Acquisitions. We intend to continue to pursue strategic acquisitions of contracts currently held by local and regional physician groups as well as complementary healthcare staffing and related medical billing companies as such opportunities are presented to us. Many physician groups are faced with increasing pressure to provide the systems and services of a larger organization. In addition, some smaller physician groups lacking in certain economies of scale have recently experienced a lack of adequate coverage and significant increases in the cost and thus affordability of professional liability insurance beyond that experienced by us. This circumstance coupled with our financial strength affords us a competitive advantage in competing for new business and acquisitions. We have developed and implemented a disciplined acquisition methodology utilized by our in-house mergers and acquisitions team. Since January 1, 2001, we have completed seven acquisitions with current annualized revenues of approximately $260.7 million. We expect to continue to fund acquisitions using our existing cash and credit line resources.

INDUSTRY

     According to CMS, national health care spending in 2002 increased 9.3%, compared to an increase of 8.5% in 2001. Health care spending grew 5.7% faster than the overall economy as measured by the growth of the gross domestic product
(GDP). The health care share of the GDP increased from 14.1% in 2001 to 14.9% in 2002. Public spending continued its accelerated pace in 2002 accounting for approximately 46% of total health care payments with the Medicaid program funding 16% of aggregate spending and Medicare 17%. Private payers funded more than half of the national health expenditures in 2002. Hospital services have historically represented the single largest component of these costs, accounting for approximately 30.4% of total healthcare spending in 2002. Hospital spending increased by 9.5% in 2002, marking the fourth consecutive year of accelerated growth and the first time the rate of hospital spending outpaced the overall spending rate of growth since 1991. Spending for physician services reached $340 billion in 2002, an increase of 7.7% from 2001.

     In the increasingly complex healthcare regulatory, managed care and reimbursement environment, healthcare facilities are under significant pressure from the government and private payers to both improve the quality and reduce the cost of care. In response, such healthcare facilities have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs. In addition, the healthcare industry is continuing to experience an increasing trend toward outpatient treatment rather than the traditional inpatient treatment. Healthcare reform efforts in recent years have placed an increasing emphasis on reducing the time patients spend in hospitals. As a result, the severity of illnesses and injuries treated in an emergency department or other hospital setting is likely to continue to increase.

     Emergency Medicine. According to the American Hospital Association, over 3,800 community hospitals in the United States operate emergency departments, and approximately 83% of these hospitals outsource their physician staffing and management for this department. In 2002, emergency department expenditures were approximately $75.0 billion, with emergency physician services accounting for approximately $26.0 billion. In 2002, emergency departments handled over 110 million patient visits, and up to 39% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 4% between 1998 and 2002.

     The market for outsourced emergency department medical and administrative services is highly fragmented. Approximately 61% of the market is served by a large number of small, local and regional physician groups. These local providers often lack the depth of services and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

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

     Radiology. The demand for radiologists is estimated to be growing by approximately 4.5% a year due to an increasing population and advancements in radiological procedures, while the supply of radiologists is growing at a lower rate of 2-3% per year. The national shortage of radiologists presents an advantage to a company like Team Health that has the resources to effectively recruit in the current employment marketplace. The current market for radiologists and their services has altered the traditional fee-for-service compensation arrangement with a hospital. In today's market for radiology services we more frequently are entering into cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. As with the outsourced hospital emergency department clinical and administrative services, the market for outsourced radiology services is highly fragmented and served by a large number of small, local and, to a lesser extent, regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment, teleradiology night time support and information systems required to meet the increasingly complex needs of hospitals.

     Anesthesiology. The American Society of Anesthesiologists estimates that 40 million anesthetics are administered each year in America and that 90% involve an MD anesthesiologist ("MDA"). The net collected total revenue market for anesthesiologist services is estimated to be $11.5 billion. This market is served primarily by groups of physicians whose size ranges from 25-40 MDA's. There are very few groups having in excess of 60 MDA's per group. The groups are largely self-governed and many enjoy exclusive contracts with hospitals and outpatient centers requiring anesthesia services. The majority of the groups require various management services with most groups contracting out their billing needs to third-party providers of such services. There is not a dominant provider of management services to anesthesia groups. We believe that we are one of the largest single providers of management services to anesthesia groups.

     Inpatient Services (Hospitalist). According to the Society of Hospital Medicine (SHM), a hospitalist is "a doctor whose primary professional focus is the general medical care of hospitalized patients." A recent study by the SHM indicates that hospitals employed 75% more hospitalists in 2003 than in 2002. There are presently approximately 7,000-8,000 practicing hospitalists in the U.S., and a recent analysis projects an ultimate hospitalist workforce of approximately 20,000, making it comparable in size to cardiology. An article in the January 2002 issue of the Journal of the American Medical Association reported that the implementation of hospitalist programs was associated with significant reductions in resource use, usually measured as hospital costs (average decrease of 13.4%) or average length of stay (average decrease of 16.6%). Studies of patient satisfaction levels indicated no change in using a hospitalist model, and several studies have indicated improved clinical outcomes, such as inpatient mortality and readmission rates.

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

CONTRACTUAL ARRANGEMENTS

     In 2003, approximately 56% of our net revenue less provision for uncollectibles was generated under fee-for-service arrangements. Our contracts with military treatment facilities are primarily hourly rate contracts but also include fee-for-service contracting. As a result of our growth in contracting in military staffing, a growing percentage of our consolidated net revenues are being derived from hourly contracts. Neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with obtaining and staffing the contracts.

     Our contracts with hospitals generally have terms of three years. Our contracts with military treatment facilities are generally for one year and are currently in the form of a subcontractor relationship with the prime contractor holding a contract with the government. Both forms of contracts are generally automatically renewable under similar terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our existing hospital contracts is approximately eight years. Our contracts with the four MCSC's have been in place since 1995 to 1998, which are the inception dates of participation by the MCSC's in the TRICARE program. However, as discussed under Business Risks, the TRICARE Program will be undergoing significant changes during 2004.

     Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee-for-service contracts and flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for granting exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such professional services. Under the fee-for-service arrangements, we bill patients and third party payers for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payer mix, we may also receive supplemental revenue from the hospital. In a fee-for service arrangement, we accept responsibility for billing and collection.

     Under flat-rate contracts, the hospital performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays a contractually negotiated fee.

     Military Treatment Facilities. Our current contracts with military treatment facilities are similar to our contracts with hospitals in that we contract on both an hourly or fee-for-service basis. We provide permanent staffing solutions to military treatment facilities primarily under hourly rate contracts as a subcontractor to the prime contractor holding a contract with the government. Other contractual arrangements include fee-for-service contracts where we bill and collect the charges for medical services provided by our contracted healthcare professionals. In a fee-for service contract we accept responsibility for billing and collection.

     Physicians. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically either pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a relative value unit (RVU) based payment, or (3) a combination of both a fixed rate and a RVU-based component. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

     Our contracts with physicians generally have "evergreen" provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2003, we had working relationships with approximately 3,100 physicians, of which approximately 2,500 were independently contracted.

     Other Healthcare Professionals. We provide through contractual agreements, para-professional providers, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals are compensated on an hourly or fee-for-service basis depending on the arrangements in the staffing agreement. As of December 31, 2003, we employed approximately 3,900 other healthcare professionals.

SERVICE LINES

     We provide a full range of outsourced physician staffing and administrative services in emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other departments of a hospital. We also provide a full range of healthcare management services to military treatment facilities for the beneficiaries of U.S. military personnel through TRICARE. In addition to physician related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing. As hospitals and other healthcare providers continue to experience pressure from managed care companies and other payers to reduce costs while maintaining or improving the quality of service, we believe hospitals and other contracting parties will increasingly turn to a single-source with an established track record of success for outsourced physician staffing and administrative services. We believe that this has also been a significant factor in our successful growth in the area of military treatment facilities. As the outsourcing trend continues, we believe our delivery platform of regional site management supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our larger competitors.

     Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for hospital emergency departments in the United States. Approximately 63% of our net revenue less provision for uncollectibles in 2003 came from hospital emergency department contracts. As of December 31, 2003, we independently contracted with or employed approximately 2,200 hospital emergency department physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Physician documentation templates promote compliance with federal documentation guidelines, enhance patient care and risk management and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

     In the past three years, Team Health acquired 20 contracts as a result of the acquisition of three hospital emergency department and physician groups. The acquired hospital emergency department contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 visits per year. During this period we have also successfully negotiated 55 new outsourced hospital emergency department contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

     Partially offsetting the growth in the number of hospital emergency department contracts attributed to acquisitions and direct sales are contract terminations. In the past three years, 66 hospital emergency department contracts in total were terminated. Hospital cancellations can be attributed to a number of factors, including consolidation among hospitals, medical staff politics and pricing. In 2003, we experienced a net loss of 12 emergency department contracts. During 2003, the Company terminated a number of contracts due to the cost of professional liability insurance affecting the profitability of certain contracts on a localized market basis.

     Radiology. We provide outsourced radiology physician staffing and administrative services in the United States both on a fee-for-service basis as well as increasingly on a cost-plus basis with hospitals. We contract directly with radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. A smaller but rapidly growing component of our radiology business is our teleradiology support services. The customers for these services are typically radiologists or radiology groups. The business provides nighttime support to our customers from a centralized reading location. As of December 31, 2003, we independently contracted with or employed approximately 70 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers.

     Locum Tenens. We provide temporary staffing of physicians and para-professionals to hospitals and other healthcare provider organizations through Daniel and Yeager, Inc. Specialties placed through Daniel and Yeager include anesthesiology, radiology, primary care, and emergency medicine among others. Revenues from our locum tenens services are generally derived from a standard contract rate based upon the type of service provided. During the past three years, our locum tenens business has experienced a 61.1% increase in business volume as measured by the number of hours staffed due to additional demand for temporary specialty staffing.

     Inpatient Services. We also provide outsourced physician staffing and administrative services for inpatient services, which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost-plus or flat rate basis. As of December 31, 2003, we independently contracted with or employed approximately 110 inpatient physicians. Since 2001, we experienced net revenue and contract growth in our inpatient services business primarily due to new contract sales and to a lesser extent, rate increases in existing contracts.

     Anesthesiology. We provide a wide range of management services to anesthesiology practices on a fee basis including strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services using proprietary anesthesia management practice software. We also arrange for the provision of billing and other management services on a management fee basis to anesthesiologist practices. Our anesthesiologist services are organized under an anesthesiologist operating unit known as "THAMS" (Team Health Anesthesiology Management Services). THAMS currently provides management and/or billing services to 15 integrated anesthesia practices with approximately 500 providers under management. Overall, we are able to offer essential services to anesthesiologist groups that enable them to focus on the clinical practice of medicine while leaving the day-to-day business management issues related to their groups to us.

     Pediatrics. We also provide outsourced pediatrics physician staffing and administrative services for general and pediatric hospitals. We provide these services on a cost-plus or flat rate basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 2003, we independently contracted with or employed approximately 140 pediatric physicians providing pediatric services in such settings. Since 2001, we have experienced net revenue and contract growth in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts. In addition, in 2002 we acquired the assets and operations of three after-hours and weekend pediatric services locations. During 2003, we opened three additional after hours and weekends pediatric locations.

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

     Other Non-Physician Staffing Services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing are provided primarily in military treatment facilities. These services are provided either on a fee-for-service basis or most frequently, on a contract basis. Revenues less provision derived from such non-physician staffing services grew to approximately 13% of our revenues in 2003.

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

     Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of approximately 55 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

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

     Payroll Administration and Benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract to provide physician staffing and administrative services. Our clinical employees benefit significantly by our ability to aggregate physicians and other healthcare professionals to negotiate more favorable employee benefit packages and to provide professional liability coverage at lower rates than many hospitals or physicians could negotiate on a stand-alone basis. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.

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

     Consulting Services. We have a long history of providing outsourced physician staffing and administrative services to healthcare facilities and, as a result, have developed extensive knowledge in the operations of certain areas of the facilities we service. As such, we provide consulting services to healthcare facilities to improve the productivity, quality and cost of care delivered by them. These services include:

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

     - Managed Care Contracting. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payers. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payers, physicians and hospitals. We provide managed care consulting services in the areas of contracting, negotiating, reimbursement analysis/projections, payer/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payers continue to be traditional fee-for-service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

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

     Billing and Collection. Our billing and collection services are a critical component of our business. Excluding the military staffing business which has its own proprietary billing processes, our billing and collections operations are concentrated in five core-billing facilities and operate on a uniform billing system -- the IDX software system. The IDX system has proven to be a powerful billing and accounts receivable software package with strong reporting capabilities. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability of gathering registration information directly from a hospital's management information system. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have markedly diminished labor and postage expenses. At the present time, approximately 94% of our approximately non-military staffing six million billed annual patient encounters are being processed by one of the five billing facilities.

     We also operate an internal collection agency called IMBS. This agency utilizes an advanced collection agency software package linked to a predictive dialer. Substantially all collection placements generated from our billing facilities are sent to the IMBS agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

     Risk Management. Through our risk management staff, quality assurance staff and our medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

     - incident reporting systems,

     - tracking/trending the cause of accidents and claims,

     - pre-hire risk assessment and screening, semi-annual risk review for all providers,

     - risk management quality improvement programs,

     - physician education and service programs, including peer review and monitoring,

     - loss prevention information such as audio tapes and risk alert bulletins, and

     - early intervention of potential professional liability claims and pre-deposition review.

     Continuing Education Services. Our internal continuing education services are fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing education credits for internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support seminars entitled Successful Customer Relations for physicians, nurses and other personnel to learn specific techniques for becoming effective communicators and delivering top-quality customer service. These seminars help the clinical team sharpen its customer service skills, further develop communication skills and provide techniques to help deal with people in many critical situations.

SALES AND MARKETING

     Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of five sales professionals located throughout the country. Each sales professional is responsible for developing sales and acquisition opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to a request for proposal.

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

NAME                                                LOCATION          PRINCIPAL SERVICES
----                                         ----------------------   ------------------
AHP........................................        Tampa, FL             Pediatrics
Daniel and Yeager..........................      Huntsville, AL         Locum Tenens
Emergency Coverage Corporation.............      Knoxville, TN               ED
Emergency Physician Associates.............       Woodbury, NJ               ED
Emergency Professional Services............  Middleburg Heights, OH          ED
Health Care Financial Services.............      Plantation, FL            Billing
InPhyNet Medical Management................    Ft. Lauderdale, FL            ED
Northwest Emergency Physicians.............       Seattle, WA                ED
Spectrum Healthcare Resources..............      St. Louis, MO        Military Staffing
Southeastern Emergency Physicians..........      Knoxville, TN               ED
Team Anesthesia............................      Knoxville, TN         Anesthesiology
Team Health Southwest......................       Houston, TX                ED
Team Health West...........................      Pleasanton, CA              ED
Team Radiology.............................      Knoxville, TN            Radiology

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

     We are usually obligated to arrange for the provision of "tail" coverage for claims against our physicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims-made insurance. With respect to those physicians for whom we are obligated to provide tail coverage, we accrue professional insurance expenses based on either estimates of the cost of procuring tail coverage in those instances where such tail coverage is provided by commercial insurance companies or through self-insurance cost provisions for incurred but not reported claims based on actuarial projections.

     We also maintain general liability, vicarious liability, automobile liability, property and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

EMPLOYEES

     As of December 31, 2003, we had approximately 6,700 employees, of which approximately 4,500 were physicians and other healthcare professionals with remaining employees working in billing and collections, operations and administrative support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

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

     All of the above services are subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations related to these laws may affect our operations and contractual relationships.

     State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. We currently provide outsourced physician staffing and administrative services to healthcare facilities in 44 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians. In 2003, we derived approximately 12% of our net revenue less provision for uncollectibles from services rendered in the state of California. The laws of some states, including Florida, do not prohibit non-physician entities from practicing medicine but generally retain a ban on some types of fee splitting arrangements. In 2003, we derived approximately 17% of our net revenues less provision for uncollectibles from services rendered in the state of Florida.

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

     Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws including the federal anti-kickback statute. The federal anti-kickback statute prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits funded by the United States government including Medicare, Medicaid, and TRICARE (formerly the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs.

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

     In order to obtain additional clarification on the anti-kickback statute, a provider can obtain written interpretative advisory opinions under the federal anti-kickback statute from the Department of Health and Human Services regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies, e.g. the Department of Justice.

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

     Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as Stark II. In addition, a number of the states in which we operate have similar prohibitions on physician self-referrals. In general, these state prohibitions closely track Stark II's prohibitions and exceptions. Stark II prohibits the referral of Medicare and Medicaid patients by a physician to an entity for the provision of particular "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity.

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

     Until Phases I and II are complete, we lack definitive guidance as to the application of certain key aspects of Stark II as they relate to our arrangements with physicians and hospitals. We believe that we can present reasonable arguments that our arrangements with physicians and hospitals either do not implicate Stark II or, if they do, that they comply with its requirements. Likewise, we believe that these arrangements substantially comply with similar state physician self-referral statutes. However, we cannot assure you that the government will not challenge our existing organizational structure and our contractual arrangements with affiliated physicians, professional corporations and hospitals as being inconsistent with Stark II or its state law equivalents.

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

     In addition to the False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 there are two additional federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     Administrative Simplification. The Health Insurance Portability and Accountability Act of 1996 "HIPAA" mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation.

     In August 2000, the Health and Human Services agency ("HHS") issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including our Company, were required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. The Company received confirmation from CMS of CMS's receipt of its request and was therefore required to comply with these regulations by October 16, 2003. However in September 2003 CMS granted an indefinite extension due to the number of both providers and carriers, both government and commercial, not being ready to implement the new standards. The Company has completed the necessary actions to comply with these new standards and is ready to convert electronic data into this new format as carriers notify Team Health of their ability to accept the format.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information which were subsequently clarified in August 2002. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or verbally. All affected entities, including our Company, were required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Company has entered into business associate agreements with its affiliated providers, including physicians, hospitals and other covered entities, and has entered into business associate agreements with its vendors and believes it is in substantial compliance with the final regulations concerning the privacy of healthcare information.

     In February 2003, CMS issued final regulations concerning the security of electronic protected healthcare information and data. These regulations mandate the use of certain administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected healthcare information. Most affected entities, including our Company, are required to comply with these regulations by April 21, 2005.

     In April 2003, CMS issued interim final regulations related to the enforcement and imposition of penalties on entities that violate HIPPA standards. These regulations are the first installment of enforcement regulations which, when issued in complete form, will set forth procedural and substantive requirements for the enforcement and imposition of penalties under HIPPA. Sanctions are expected to include criminal penalties and civil sanctions. We have established a plan and engaged the resources necessary to comply with HIPAA. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA regulations. Based on the existing and proposed HIPAA regulations, we believe that the cost of its compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.

     Related Laws and Guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated physicians may be subject to laws, which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 which prohibits "patient dumping" by requiring hospitals and hospital emergency department or urgent care center physicians to provide care to any patient presenting to the hospital's emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay. Many states, in which we operate, including California, have similar state law provisions concerning patient dumping.

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

BUSINESS RISKS

     The Company derives a substantial portion of its net revenues less provision ($229.0 million in 2003) from services provided to the Department of Defense under the TRICARE Program. This Program will undergo significant changes beginning in June 2004 that could have a material impact on our current revenues and profits. The Company provides health care provider staffing located on military bases to provide related services to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

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

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. In the event the Department of Defense opts to allow for the rollover of existing staffing, we expect to maintain and expand on the business that it currently has in the West and North regions under the TRICARE Contracts. The Company does not have a contract to provide staffing with the managed care organization that has been awarded the South region under the TRICARE Contracts. In 2003, the Company derived approximately $47.9 million of net revenue from staffing contracts located in the South region. The Company expects that it will be able to pursue direct service contracts with individual military treatment facilities in the South region, as it currently provides staffing to numerous military treatment facilities in the South region. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues and margins and financial condition may be materially adversely affected.

     Our Substantial Indebtedness Could Make it More Difficult to Pay Our Debts, Divert Our Cash Flow from Operations for Debt Payments, Limit Our Ability to Borrow Funds and Increase Our Vulnerability To General Adverse Economic and Industry Conditions. We have a significant amount of indebtedness. As of December 31, 2003 we had total indebtedness of $299.4 million. Our substantial indebtedness could have important consequences to our business. For example, it could:

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

     We Could Be Subject to Professional Liability Lawsuits, Some of Which We May not Be Fully Insured or Reserved For. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not principally engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we cannot assure you that we will not become involved in this type of litigation in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us. We typically provide claims-made coverage to affiliated physicians and other healthcare practitioners with per incident limits and per physician limits for all incidents. In addition, we either obtain from commercial insurance companies claims-made coverage for Team Health and other corporate entities with per incident and annual aggregate limits or, since March 12, 2003, provide reserves for such potential losses through a self-insurance program. We believe such limits or reserves are appropriate based on our historical claims, the nature and risks of our business and standard industry practice. Nevertheless, we cannot assure you that the limits of coverage or reserve levels will be adequate to cover losses in all instances. We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported ("IBNR") claims. We provide insurance or reserves to cover such incurred-but-not-reported claims. This type of insurance is generally referred to as "tail coverage." With respect to those physicians for whom we provide tail coverage, for periods prior to March 12, 2003, we have acquired from a commercial insurance company such tail coverage. We cannot assure you that claim losses for periods prior to March 12, 2003, will not exceed the limits of available insurance coverage or reserves established by the Company for any losses in excess of such insurance coverage limits.

     The Company prior to March 12, 2003, had obtained professional liability insurance from insurance companies to cover its professional liability loss exposures. The Company's principal insurance policy in effect for such potential claims ended March 11, 2003. The current insurance market for professional liability insurance coverage had changed significantly during the two years since the Company's last policy renewal. Several significant insurance providers of such coverage have ceased to provide such coverage and others have announced substantial rate increases for such coverage. Because of the Company's significant volumes of patient encounters, the number of insurance carriers in the market place with the ability to provide such level of coverage for the Company became increasingly more limited and, as a result, more costly. Effective March 12, 2003, the Company began insuring its professional liability risks principally through a program of self-insurance reserves and a captive insurance company arrangement. Under this program, the Company provides reserves for its professional liability losses using actuarial estimates, including an estimate for IBNR. A portion of those claims, as determined on an actuarial basis, will be funded using a captive insurance company arrangement. The captive insurance company is subject to insurance regulatory laws and regulations, including actuarially determined premiums and loss reserve requirements. Under the Company's current professional liability insurance program, the Company's exposure for claim losses is limited to the amounts of individual policy coverage limits but there is no limit for aggregate claim losses. While the Company's provisions for professional liability claims and expenses will be determined through actuarial estimates, there can be no assurance that such actuarial estimates will not be exceeded by actual losses and related expenses in the future.

     Furthermore, for those portions of the Company's professional liability insurance risks and periods that are insured through commercial insurance companies, the Company is subject to the "credit risk" of those insurance companies. While the Company believes its commercial insurance company providers are currently credit worthy, there can be no assurance that such insurance companies will remain so in the future.

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

     In the event regulatory action limited or prohibited us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural and organizational modifications of our Company and/or our contractual arrangements with physicians, profes-sional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts as a result of a restructuring. Moreover, our financing agreements, including the indenture relating to our outstanding 12% senior subordinated notes due 2009 or the senior bank facilities may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of this indebtedness or require the refinancing of this indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course.

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

     If Governmental Authorities Determine That We Violate Medicare Reimbursement Regulations, Our Revenues Might Decrease and We Might Have To Restructure Our Method of Billing and Collecting Medicare Payments. The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to receive directly Medicare payments related to the services of independent contractor physicians. However, the Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their Medicare receivable to the Company. At this time we expect to restructure our method of billing and collecting Medicare payments to comply with this new statutory reassignment exception.

     In the meantime, we currently use a "lockbox" model which we believe complies with the Medicare reassignment rules and we have notified Medicare carriers of the details of our lockbox billing arrangement. With respect to Medicare services that our independently contracted physicians render, Medicare carriers send payments for the physician services to a lockbox bank account under the control of the physician. The physician, fulfilling his contractual obligations to us, then directs the bank to transfer the funds in that bank account into a company bank account. In return, we pay the physician an agreed amount for professional services provided and provide management and administrative services to or on behalf of the physician or physician group. However, we cannot assure you that government authorities will not challenge our lockbox model as a result of changes in the applicable statutes and regulations or new interpretations of existing statutes and regulations.

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

     We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that the federal government will not impose reductions in the Medicare physician fee schedule in the future. Any such reductions could reduce our revenues.

     On November 7, 2003, CMS issued its updates to the physician fee schedule payment rates for 2004. These 2004 physician fee schedule payment rate updates were subsequently revised on January 7, 2004 to implement provisions of The Medicare Prescription Drug Improvement and Modernization Act of 2003, which provide that the update to the conversion factor for physicians' services for 2004 and 2005 will increase by at least 1.5%. Without this legislative change, the update for 2004 would have reduced fee schedule payment rates by 4.5% with a smaller reduction in 2005. As a result of the legislative change in January 2004, we now estimate that we will realize an increase in such revenues in 2004 from Medicare and other related revenue sources of approximately $3.9 million.

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

     A Reclassification of Our Independent Contractor Physicians by Tax Authorities Could Require Us to Pay Retroactive Taxes and Penalties. As of December 31, 2003, we contracted with approximately 2,500 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

     We Are Subject to the Financial Risks Associated with Our Fee-for-Service Contracts Which Could Decrease Our Revenue, Including Changes in Patient Volume, Mix of Insured and Uninsured Patients and Patients Covered by Government Sponsored Healthcare Programs and Third Party Reimbursement Rates. We derive our revenue through two primary types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If we have a fee-for-service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee-for-service contracts, we assume the financial risks related to changes in mix of insured and uninsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under our fee-for-service contracts, our fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee-for-service contractual arrangements also involve a credit risk related to services provided to uninsured individuals. This risk is exacerbated in the hospital emergency department physician-staffing context because federal law requires hospital emergency departments to evaluate all patients regardless of the severity of illness or injury. We believe that uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. In addition, fee-for-service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

     Our Revenue Could Be Adversely Affected by a Net Loss of Contracts. The average tenure of our existing contracts with non-military clients is approximately eight years. Typically, either party may automatically renew these contracts on the same terms unless the other party has given notice of an intent not to renew. Likewise, generally, either party may terminate these contracts upon notice of as little as 30 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will not experience a net loss of contracts in the future and that any such net loss would not have a material adverse effect on our operating results and financial condition.

     We May Not Be Able to Find Suitable Acquisition Candidates or Successfully Integrate Completed Acquisitions into Our Current Operations in Order To Profitably Operate Our Consolidated Company. When we obtain new contracts with hospitals and managed care companies, which increasingly involves a competitive bidding process, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins or otherwise meet our objectives. Increasing pressures from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make the integration of new contracts, as well as maintenance of existing contracts, more difficult. A significant portion of our growth in net revenue has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. Our strategy of growing through acquisitions could present some challenges. Some of the difficulties we could encounter include, problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, and accurately projecting physician and employee costs. Our strategy of growing through acquisitions is also subject to the risk that we may not be able to identify suitable acquisition candidates in the future, we may not be able to obtain acceptable financing or we may not be able to consummate any future acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

     We May Not Be Able to Successfully Recruit and Retain Qualified Physicians to Serve as Our Independent Contractors or Employees. Our ability to recruit and retain affiliated physicians and qualified personnel significantly affects our performance at hospitals and urgent care clinics. In the recent past, our client hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities we contract with, we must recruit physicians to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success depends on our ability to recruit and retain competent physicians to serve as our employees or independent contractors. We may not be able to attract and retain a sufficient number of competent physicians and other healthcare professionals to continue to expand our operations. We believe that we have experienced a loss of some contracts in the past because of our inability to staff those contracts with qualified physicians. In addition, there can be no assurance that our non competition contractual arrangements with affiliated physicians and professional corporations will not be successfully challenged in certain states as unenforceable. We have contracts with physicians in many states. State law governing non compete agreements varies from state to state. Some states are reluctant to strictly enforce non compete agreements with physicians. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us potentially resulting in the loss of some of our hospital contracts and other business.

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

     Failure to Timely or Accurately Bill for Our Services Could Have a Negative Impact On Our Net Revenues, Bad Debt Expense and Cash Flow. Billing for emergency department visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our net revenues, bad debt expense, and cash flow. We bill numerous and varied payers, such as self-pay patients, various forms of commercial insurance companies and the Medicare and Medicaid Programs. These different payers typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper medical necessity and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non payment for services rendered.

     Additional factors that could complicate our billing include:

     - disputes between payers as to which party is responsible for payment,

     - variation in coverage for similar services among various payers,

     - the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by responsible parties, and

     - failure to obtain proper physician credentialing and documentation in order to bill various commercial and governmental payers.

     To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts.

     We are Subject to the Risk That the Former Shareholders of Spectrum Healthcare Resources ("SHR") Will Be Unable to Fulfill Their Obligations to Us under a Sale Agreement. In connection with the acquisition of SHR on May 1, 2002, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us against certain potential losses attributable to events or conditions that existed prior to May 1, 2002. The indemnity limit is $10.0 million, with certain potential losses, as defined, subject to a $0.5 million "basket" before such losses are recoverable from the previous shareholders. In addition, a separate indemnification exists with a limit of $10.0 million relating to any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward looking statements are identified by the use of terms and phrases such as "anticipate", "that is", "could", "estimate", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report on Form 10-K Equivalent, including those entitled "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve the plans, intentions or expectations. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this report on Form 10-K Equivalent set forth elsewhere in this report. All forward-looking statements attributable to Team Health or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this "Business Risks" section.

ITEM 2.  PROPERTIES

     We lease approximately 39,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease facilities for the operations of the clinics, billing centers, and certain regional operations. We believe our present facilities are adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to ten years and monthly rents ranging from approximately $1,000 to $54,000. Our aggregate monthly lease payments total approximately $638,000. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the equity securities of the Company. There were two holders of record of the Company's equity securities as of December 31, 2003. The Company has not declared any dividends on its shares of its common stock during fiscal years 2003 and 2002.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data presented below for the three-year period ended December 31, 2003 and the balance sheet data at December 31, 2003 and 2002 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data presented below for the two-year period ended December 31, 2000 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements that are not included in this report.

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

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2003         2002        2001       2000       1999
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue..........................  $1,479,013   $1,230,703   $965,285   $918,974   $852,153
Provision for uncollectibles.........     479,267      396,605    336,218    329,291    309,713
                                       ----------   ----------   --------   --------   --------
Net revenue less provision for
  uncollectibles.....................     999,746      834,098    629,067    589,683    542,440
Cost of services rendered
  Professional service expenses......     746,409      635,573    493,380    444,320    419,607
  Professional liability costs.......     115,970       36,992     29,774     24,276     21,899
                                       ----------   ----------   --------   --------   --------
Gross profit.........................     137,367      161,533    105,913    121,087    100,934
General and administrative
  expenses...........................      95,554       81,744     63,998     57,794     51,491
Terminated transaction expense.......          --           --         --      2,000         --
Management fee and other expenses....         505          527        649        591        506
Impairment of intangibles............         168        2,322      4,137         --         --

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2003         2002        2001       2000       1999
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
Depreciation and amortization........      22,018       20,015     14,978     12,638      9,943
Recapitalization expense.............          --           --         --         --     16,013
Interest expense, net................      23,343       23,906     22,739     25,467     20,909
Refinancing costs....................          --        3,389         --         --         --
                                       ----------   ----------   --------   --------   --------
Earnings (loss) before income taxes
  and cumulative effect of change in
  accounting principle...............      (4,221)      29,630       (588)    22,597      2,072
Provision (benefit) for income
  taxes..............................      (1,410)      13,198        871      9,317      1,250
                                       ----------   ----------   --------   --------   --------
Earnings (loss) before cumulative
  effect of change in accounting
  principle..........................      (2,811)      16,432     (1,459)    13,280        822
Cumulative effect of change in
  accounting principle, net of income
  tax benefit........................          --         (294)        --         --         --
Dividends on preferred stock.........      14,440       13,129     11,889     10,783      8,107
                                       ----------   ----------   --------   --------   --------
Net earnings (loss) attributable to
  common stockholders................  $  (17,251)  $    3,009   $(13,348)  $  2,497   $ (7,285)
                                       ==========   ==========   ========   ========   ========
NET CASH PROVIDED BY (USED FOR):
Operating Activities.................  $  101,741   $   52,480   $ 49,737   $ 52,130   $ 37,963
Investing Activities.................     (26,279)    (174,762)   (22,826)   (12,900)   (14,984)
Financing Activities.................     (22,287)      99,888    (12,132)   (13,646)     3,369
Capital Expenditures.................      (8,972)      (9,796)    (5,955)    (7,359)   (10,615)
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents............  $  100,964   $   47,789   $ 70,183   $ 55,404   $ 29,820
Working capital......................      86,729       70,163    104,039    124,105    107,550
Total assets.........................     731,049      674,240    500,198    502,098    442,199
Total debt...........................     299,415      320,500    217,300    229,201    241,676
Mandatory redeemable preferred
  stock..............................     158,846      144,405    130,779    118,890    108,107
Total stockholders' equity
  (deficit)..........................    (115,203)     (97,432)   (99,690)   (86,123)   (88,620)

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

INTRODUCTION

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Overall, we presently provide permanent staffing, management and administrative services to approximately 450 hospitals, imaging centers, surgery centers, clinics and military treatment facilities in 44 states. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments and urgent care centers, which accounted for approximately 63% of our net revenue less provision for uncollectibles in 2003. We are the leading provider of medical staffing to military treatment facilities, providing outsourced physician staffing and administrative services as well as a broad array of non-physician healthcare services including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

     Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities, including military treatment facilities.

     Acquisitions. During the past three years, we have successfully acquired and integrated the contracts of three hospital-based physician groups and related companies in addition to the acquisition in 2002 of the leading provider of military staffing to the military. In addition, during the past three years we have also acquired three businesses engaged in providing such services as billing and collection, physician management services and non-hospital-based physician services.

     Acquisitions, with the exception of the military staffing business, have been financed through a combination of cash and future contingent payments. All of our acquisitions during the past three years were accounted for using the purchase method of accounting. As such, operating results of those acquired businesses are included in our consolidated financial statements since their respective dates of acquisition. Subsequent to each acquisition, the acquired operations have either been converted to all or at least our key financial and operating systems.

     Strategic acquisitions continue to be a core component of our growth strategy. The market for outsourced medical services is highly fragmented and served primarily by small local and regional physician groups, which represent over 60% of the market and generally lack the resources and depth of services necessary to compete with national providers. Our acquisition strategy is to target those companies with strong clinical reputations and quality contracts with larger hospitals.

     Contracts. A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with traditional hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure for existing hospital contracts is approximately eight years. Our contracts with the four MCSC's have been in place since 1995 to 1998, which are the inception dates of participation by each of the MCSC's in the TRICARE program. However, as further discussed later and in footnote 16 to the accompanying consolidated financial statements, the existing managed care support contracts are currently scheduled to be replaced on a phase-in basis between June and November 2004.

     Approximately 56% of our net revenue less provision for uncollectibles is generated under fee-for-service arrangements through which we bill and collect the professional fees for the services provided. Conversely, under our flat-rate contracts, hospitals or military treatment facilities pay us a fee based on the hours of physician coverage provided, but the hospital or military treatment facility is responsible for its own billing and collection. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physicians providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a Company account.

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

     Revenue Recognition

     Net Revenue. A significant portion (70%) of the Company's revenue in 2003 resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems and the verification of each patient's submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

     Net Revenue Less Provision For Uncollectibles. Net revenue less provision for uncollectibles reflects management's estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates beginning in 2002 are substantially formulaic in nature and are calculated at the individual contract level. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

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

     Impairment of Intangible Assets

     In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During 2003, 2002 and 2001, the Company recorded losses due to impairments of intangibles of $0.2 million, $2.3 million and $4.1 million, respectively. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment issues during the first three months of 2002, and thereafter on an annual basis. As a result of the initial impairment review, the Company recorded as a cumulative change of accounting principle in 2002 a loss of $0.3 million net of related tax benefit.

OVERVIEW OF STATEMENTS OF OPERATIONS

     Net Revenues and Provision for Uncollectibles. Net revenue consists of three components: fee-for-service revenue, contract revenue, and other revenue. Fee-for-service revenue represents revenue earned under contracts for which we bill and collect the professional component of the charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payments from patients or their third party payers. Contract revenue represents revenue generated under contracts in which we provide physician and administrative services in return for a contractually negotiated fee. Contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Other revenue consists primarily of revenue from management and billing services provided to outside parties.

     Revenues are recorded in the period the services are rendered as determined by the respective contracts with healthcare providers. As is standard in the healthcare industry, revenue is reported net of third party contractual adjustments. As a result, gross charges and net revenue differ considerably. Revenue in our financial statements is reported at net realizable amounts from patients, third-party payers and other payers.

We also record a provision for uncollectibles, which represents our estimate of losses based on the experience of each individual contract. All services provided are expected to result in cash flows and are therefore reflected as revenues in the financial statements.

     Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers several factors, including but not limited to, prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs and trends in collections from self-pay patients. Historically, management has taken this information regarding net collections and allocated the reductions from gross billings and estimated net collections between contractual allowances (a reduction from gross revenues to arrive at net revenue) and provision for uncollectibles based on trended historical data, particularly with respect to such factors as payer mix and its collection experience with self-pay accounts.

     In 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. This charge resulted from a change in estimated collections rates based on a detailed analysis of the Company's outstanding accounts receivable using additional data developed during the period. The results of the additional research indicated that the Company's estimated collection rates for prior periods were lower than originally estimated. The charge in 2001 also led to the subsequent development of a more formulaic and uniform estimation of its collection rates which take into account the aforementioned factors as well as other less significant factors.

     The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

     Net revenue less the provision for uncollectibles is an estimate of cash collections and, as such, is a key measurement by which management evaluates the performance of individual contracts as well as the Company as a whole.

     Approximately 42% of our revenue less provision for uncollectibles in 2003 was derived from payments made by government sponsored healthcare programs, principally Medicare, Medicaid and TRICARE. These programs are subject to substantial regulation by federal and state governments. Funds received under Medicare and Medicaid are subject to audit and, accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Additionally, funds received from a MCSC as a result of participation in the TRICARE program are subject to audit and subsequent retroactive adjustment. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by the Centers for Medicare and Medicaid Services ("CMS") and some state laws and regulations. During 2003, the Medicare program announced that its physician reimbursement rates would increase in 2004 by approximately 1.5%. We estimate that we will realize an increase in such revenues in 2004 from Medicare and other related revenue sources of approximately $3.9 million based on 2003 volumes of such covered patients.

     Cost of Services Rendered. Cost of services rendered consists of professional services expenses and professional liability costs. Professional expenses primarily consist of fees paid to physicians and other providers under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers and other direct contract service costs. Approximately 81% of our physicians are independently contracted physicians who are not employed by us and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided or, increasingly more often, based on relative value units for services provided. We typically pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians.

     Professional liability costs represent the cost of covering our physician and related professional staff that are under contract with us. The cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued either individually or on a group basis, based on the best estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claim payments. The accrual includes an estimate of the losses that will result from incidents that occurred during the reporting period, but were not reported that period. These claims are referred to as incurred-but-not-reported claims. Our historical statements of operations include a professional liability cost that is comprised of three components including insurance premiums, incurred-but-not-reported claims estimates and self-insurance costs.

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

     Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Fee-for-service revenue.....................................  104.1%   108.8%   125.5%
Contract revenue............................................   40.8     35.1     25.3
Other revenue...............................................    3.0      3.6      2.6
Net revenue.................................................  147.9    147.5    153.4
Provision for uncollectibles................................   47.9     47.5     53.4
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0
                                                              =====    =====    =====
Professional service expenses...............................   74.7     76.2     78.4
Professional liability costs................................   11.6      4.4      4.8
Gross profit................................................   13.7     19.4     16.8
General and administrative expenses.........................    9.6      9.8     10.2
Management fee and other expenses...........................    0.1      0.1      0.1
Impairment of intangibles...................................     --      0.3      0.6
Depreciation and amortization...............................    2.1      2.4      2.4
Interest expense, net.......................................    2.3      2.8      3.6
Refinancing costs...........................................     --      0.4       --
Earnings (loss) before income taxes and cumulative effect of
  change in accounting principle............................   (0.4)     3.6     (0.1)
Provision (benefit) for income taxes........................   (0.1)     1.6      0.1
Earnings (loss) before cumulative effect of change in
  accounting principle......................................   (0.3)     2.0     (0.2)
Cumulative effect of change in accounting principle, net of
  income tax benefit........................................     --       --       --
Net earnings (loss).........................................   (0.3)     2.0     (0.2)
Dividends on preferred stock................................    1.4      1.6      1.9
Net earnings (loss) attributable to common stockholders.....   (1.7)     0.4     (2.1)

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Net Revenue. Net revenue in 2003 increased $248.3 million, or 20.2%, to $1,479.0 million from $1,230.7 million in 2002. The increase in net revenue of $248.3 million included an increase of $133.4 million in fee-for-service revenue, $115.4 million in contract revenue offset by a decrease of $0.5 million in other revenue. Fee-for-service revenue was 70.4% of net revenue in 2003 compared to 73.7% in 2002, contract revenue was 27.6% of net revenue in 2003 compared to 23.8% in 2002 and other revenue was 2.0% of net revenue in 2003 compared to 2.5% in 2002. The change in the mix of revenues is principally due to an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $479.3 million in 2003 compared to $396.6 million in 2002, an increase of $82.7 million or 20.9%. As a percentage of net revenue, the provision for uncollectibles was 32.4% in 2003 compared to 32.2% in 2002. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The increase in the provision for uncollectibles percentage resulted from increased patient visits, fee schedule increases and a continued payer mix shift toward more self-insured patients.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in 2003 increased $165.6 million, or 19.9% to $999.7 million from $834.1 million in 2002. Same contract revenue less provision for uncollectibles, which consists of contracts under management from the beginning of the prior period through the end of the subsequent period, increased $61.9 million or 8.9%, to $757.7 million in 2003 from $695.8 million in 2002. The increase in same contract revenue of 8.9% includes the effects of both increased billing volume and higher estimated net revenue per billing unit between periods. Overall, same contract revenue increased approximately 4.0% between periods due to an increase in billing volume and physician mix. Acquisitions contributed $55.1 million and new contracts obtained through internal sales contributed $105.5 million of the remaining increase. The increases noted above were partially offset by $56.9 million of revenue derived from contracts that terminated during the periods.

     Professional Service Expenses. Professional service expense which includes physician costs, billing and collection expenses and other professional expenses, totaled $746.4 million in 2003 compared to $635.6 million in 2002 for an increase of $110.8 million or 17.4%. The increase of $110.8 million included $43.5 million resulting from acquisitions between periods. The remaining increase in professional service expenses was principally due to increases in provider hours as the result of new contract sales, principally for staffing within military treatment facilities, including increases resulting from troop deployments in 2003, as well as increases in average rates paid per hour of provider service.

     Professional Liability Costs. Professional liability costs were $116.0 million in 2003, including a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million. The total professional liability cost of $116.0 million in 2003 compared with $37.0 million in 2002 increased $79.0 million (76.2% excluding the effect of the $50.8 million provision for excess insurance losses). The increase in professional liability costs, in addition to increases resulting from the provision for excess losses ($50.8 million) and from acquisitions ($1.3 million) is due to an increase between periods in the Company's commercial insurance program premium through its expiration date of March 11, 2003, plus an increased level of cost resulting from an estimate of the Company's losses on a self-insured basis subsequent to March 11, 2003.

     Gross Profit. Gross profit decreased to $137.4 million in 2003 from $161.5 million in 2002. The decrease in gross profit is attributable to the effect of the provision for excess losses of $50.8 million partially offset by the effect of acquisitions, net new contract growth and increased profitability of steady state operations between periods. Gross profit as a percentage of revenue less provision for uncollectibles was 18.8% before the provision for excess losses for prior periods compared to 19.4% for 2002. The decrease was principally due to increases in professional liability costs increasing faster than growth in revenues.

     General and Administrative Expenses. General and administrative expenses in 2003 increased to $95.6 million from $81.7 million in 2002, for an increase of $13.8 million, or 16.9% between years. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.6% in 2003 compared to 9.8% in 2002. The increase in general and administrative expenses between years included expenses associated with acquired operations of $4.9 million accounting for 6.0% of the 16.9% increase between periods. The remaining net increase of 10.9% or $8.9 million was principally due to increases in salaries and benefits of approximately $7.8 million. Included in the increase in salaries and benefits between periods was an increase of approximately $3.3 million related to the Company's management incentive plan. Non salary related general and administrative expenses increased $1.1 million between years principally due to costs related to a disputed contract settlement of approximately $0.6 million and a net increase in outside consulting and services fees of approximately $0.6 million. Other general and administrative expenses remained approximately unchanged between years.

     Management Fee and Other Expenses. Management fee and other expenses were $0.5 million in 2003 and 2002.

     Impairment of Intangibles. Impairment of intangibles was $0.2 million and $2.3 million in 2003 and 2002, respectively. During 2003 an ED contract with a noncompete intangible terminated and two of the Company's contracts were determined to be impaired during 2002.

     Depreciation and Amortization. Depreciation and amortization expense was $22.0 million in 2003 compared to $20.0 million in 2002. Depreciation expense decreased by $0.4 million between years while amortization expense increased $2.4 million between years. The increase in amortization expense is principally due to acquisitions between periods.

     Net Interest Expense. Net interest expense decreased $0.6 million to $23.3 million in 2003 compared to $23.9 million in 2002. The decrease in net interest expense is due to lower interest rates on outstanding debt and increased investment income in 2003 offset by an increase in debt outstanding resulting from acquisitions in 2002.

     Refinancing Costs. The Company expensed in 2002 $3.4 million of deferred financing costs related to its previously outstanding bank debt which was refinanced in 2002.

     Earnings (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle. Earnings (loss) before income taxes and cumulative effect of change in accounting principle was a loss of $4.2 million in 2003 compared with earnings of $29.6 million in 2002.

     Provision (Benefit) for Income Taxes. Provision for income taxes in 2003 was a benefit of $1.4 million compared to a provision of $13.2 million in 2002. The decrease in the provision for income taxes in 2003 from 2002 was due to the decreased level of earnings before income taxes in 2003.

     Earnings (Loss) before Cumulative Effect of Change in Accounting Principle. Earnings (loss) before cumulative effect of change in accounting principle in 2003 was a loss of $2.8 million compared with earnings of $16.4 million in 2002.

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

     Net Earnings (Loss). Net loss in 2003 was $2.8 million compared to net earnings of $16.1 million in 2002.

     Dividends on Preferred Stock. The Company accrued $14.4 million and $13.1 million of dividends in 2003 and 2002, respectively, on its outstanding Class A mandatory redeemable preferred stock.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Net Revenue. Net revenue in 2002 increased $265.4 million, or 27.5%, to $1,230.7 million from $965.3 million in 2001. During 2001, the Company recorded a charge of $24.5 million to increase its contractual allowances for patient accounts receivable for periods prior to 2001. The impact of this charge was to reduce fee-for-service net revenue in 2001 by $24.5 million. The increase in net revenue of $265.4 million included an increase of $118.1 million in fee-for-service revenue, $133.5 million in contract revenue and $13.8 million in other revenue. Fee-for-service revenue was 73.7% of net revenue in 2002 compared to 81.8% in 2001, contract revenue was 23.8% of net revenue in 2002 compared to 16.5% in 2001 and other revenue was 2.5% of net revenue in 2002 compared to 1.7% in 2001. The change in the mix of revenues is principally due to an acquisition in 2002. The acquired operation derives a higher percentage of its revenues from hourly contract billings than fee-for-service contracts.

     Provision for Uncollectibles. The provision for uncollectibles was $396.6 million in 2002 compared to $336.2 million in 2001, an increase of $60.4 million or 18.0%. As a percentage of net revenue, the provision for uncollectibles was 32.2% in 2002 compared to 34.8% in 2001. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts which is not expected to be fully collected. The lower percentage of net revenue in 2002 is principally due to the lower mix of fee-for-service revenue within the total revenues of acquired operations in 2002.

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

     Professional Service Expenses. Professional service expenses in 2002 were $635.6 million compared to $493.4 million in 2001, an increase of $142.2 million or 28.8%. Professional service expenses includes physician costs, billing and collection expenses and other professional expenses. The increase of $142.2 million included $102.4 million resulting from acquisitions between periods. As a percentage of net revenue less provision for uncollectibles, professional service expenses were 76.2% in 2002 compared to 78.4% (75.5% after giving effect to the charge of $24.5 million) in 2001. The remaining increase in professional service expenses was principally due to increases in physician hours and rates and costs associated with the addition of capacity in our billing operations between periods. In addition, the Company experienced increased usage of mid-level practitioners and physician assistants in 2002 in an effort to improve emergency department productivity and to meet increased emergency department volumes.

     Professional Liability Expense. Professional liability expense was $37.0 million in 2002 compared with $29.8 million in 2001, resulting in an increase between periods of $7.2 million or 24.2%. The increase in the Company's professional liability insurance cost in addition to increases resulting from acquisitions ($1.9 million), reflects the cost of higher premiums between periods under its two year policy for such coverage which began March 12, 2001, as well as a provision for claim losses in excess of insurance limits.

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

     Depreciation and Amortization. Depreciation and amortization expense was $20.0 million in 2002 compared to $15.0 million in 2001. Depreciation expense increased by $1.2 million between years. The increase in depreciation expense was due to capital expenditures made during 2001 and 2002. Amortization expense increased $3.8 million between years principally due to amortization of identifiable intangibles resulting from acquisitions made during 2001 and 2002, partially offset by no longer amortizing goodwill subsequent to January 1, 2002 (amortization of goodwill was $2.0 million for the twelve months ended December 31, 2001) as a result of implementing SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense increased $1.2 million to $23.9 million in 2002 compared to $22.7 million in 2001. The increase in net interest expense is principally due to additional debt outstanding resulting from acquisitions partially offset by lower interest rates between periods.

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

     Provision for Income Taxes. Provision for income taxes in 2002 was $13.2 million compared to a provision of $0.9 million in 2001. The increase in the provision for income taxes in 2002 over 2001 was due to the increased level of earnings before income taxes in 2002.

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

     Cash provided by operating activities in 2003 and 2002 was $101.7 million and $52.5 million, respectively.

     The Company spent $9.0 million in 2003 and $9.8 million in 2002 for capital expenditures. These capital expenditures are primarily for information technology related maintenance capital and development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. The acquisition of SHR on May 1, 2002, at a purchase price of $147.0 million (before transaction costs and adjustment for net working capital) was financed through the use of available cash of approximately $39.9 million and the use of new bank senior credit facilities. The acquisitions in many cases (excluding the acquisition of SHR) include contingent purchase price payment amounts that are payable in years subsequent to the years of acquisition. Cash payments made in connection with acquisitions, including contingent payments, were $2.5 million in 2003 and $165.7 million in 2002. Future contingent payment obligations are approximately $9.2 million as of December 31, 2003.

     The Company made scheduled debt maturity payments of $12.7 million in 2003 and $10.9 million in 2002 in accordance with its applicable term loan facilities. In addition, in conjunction with the acquisition of SHR, the Company on May 1, 2002, entered into a new senior credit facility to finance the acquisition of SHR and to repay its outstanding bank term facilities in the amount of $110.9 million on May 1, 2002.

     The senior credit facility provides for up to $75 million of borrowings under a senior revolving credit facility and provided $225 million of new term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of October 31, 2008. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $27.9 million for fiscal 2003 by April 29, 2004. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2003.

     The Company's cash needs in 2003 were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

     The Company began providing effective March 12, 2003, for its professional liability risks in part through a captive insurance company. The Company prior to such date insured such risks principally through the commercial insurance market. The change in the Company's professional liability insurance program resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within the Company's captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2003, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $14.9 million. As part of the change to the current program of self-insurance for professional liability risks, the Company exercised an option with its previous commercial insurance provider, at a cost of $30.6 million that was paid in 2003, to insure the Company for its "tail" exposure for periods prior to March 12, 2003 up to a maximum of commercial insurance company coverage of $130.0 million.

     The Company as of December 31, 2003, had cash and cash equivalents of approximately $101.0 million and a revolving credit facility borrowing availability of $72.4 million. The Company believes that its cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under its senior revolving credit facility.

     The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2003 (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                   -----------------------------------------------------------
                                   LESS THAN                               AFTER 5
                                    1 YEAR     1 - 3 YEARS   4 - 5 YEARS    YEARS      TOTAL
                                   ---------   -----------   -----------   --------   --------
Contractual cash obligations:
Long-term debt...................   $43,528      $40,359      $115,528     $100,000   $299,415
Operating leases.................     7,387       13,650         9,314        2,840     33,191
                                    -------      -------      --------     --------   --------
  Subtotal.......................    50,915       54,009       124,842      102,840    332,606

                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   -----------------------------------------------------------
                                   LESS THAN                               AFTER 5
                                    1 YEAR     1 - 3 YEARS   4 - 5 YEARS    YEARS      TOTAL
                                   ---------   -----------   -----------   --------   --------
Other commitments:
Standby letters of credit........   $ 2,629      $    --      $     --     $     --   $  2,629
Contingent acquisition
  payments.......................       709        8,318           171           --      9,198
                                    -------      -------      --------     --------   --------
                                      3,338        8,318           171           --     11,827
                                    -------      -------      --------     --------   --------
  Total obligations and
     commitments.................   $54,253      $62,327      $125,013     $102,840   $344,433
                                    =======      =======      ========     ========   ========

INFLATION

     We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations during the past three years.

PROFESSIONAL LIABILITY COSTS

     A significant operating cost of the Company is the cost of providing for its professional liability losses. The Company's cost associated with professional liability losses was $65.2 million in 2003 (prior to a provision for losses in excess of an aggregate loss limit of $50.8 million) compared to $37.0 million in fiscal 2002. Such costs have historically been determined by a combination of premiums for the purchase of commercial insurance or through self-insurance reserve provisions. Due to adverse conditions in the commercial insurance marketplace for such coverage, there was a significant increase in the cost of such insurance coverage in 2003. The Company's professional liability commercial insurance coverage in effect for the four-year period ended March 11, 2003, ended on such date. The Company implemented, effective March 12, 2003, a program of insurance that includes both a captive insurance company arrangement and self-insurance reserve provisions for potential losses beginning on such date. The Company's provisions for its professional liability losses are now substantially determined through actuarial studies of its projected losses. Such actuarial projected losses, in addition to considering the Company's loss experience and hours of professional exposure, also include assumptions as to the frequency and severity of claims which in turn may be influenced by market expectations and experience in general. Accordingly, the Company's cost for professional liability risks has increased significantly between years.

TRICARE PROGRAM

     During 2003, the Company derived approximately $229.0 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

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

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. In the event the Department of Defense opts to allow for the rollover of existing staffing, SHR expects to maintain and expand on the business that it currently has in the West and North regions under the TRICARE Contracts. The Company does not have a contract to provide staffing with the managed care organization that has been awarded the South region under the TRICARE Contracts. In 2003, SHR derived approximately $47.9 million of net revenue from staffing contracts located in the South region. The Company expects that it will be able to pursue direct service contracts with individual military treatment facilities in the South region, as it currently provides staffing to numerous military treatment facilities in the South region. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues and margins and financial condition may be materially adversely affected.

SEASONALITY

     Historically, because of the significance of our revenues derived from patient visits to emergency departments, which are generally open on a 365 day basis, our revenues and operating results have reflected minimal seasonal variation and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period. Accordingly, revenues derived from hourly contract business is generally lower in the fourth quarter of the year due to the number of holidays therein.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

     As more fully discussed in Note 12, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

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

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. The Company has no interest in any entities created nor did it acquire any entities after February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Management believes that FIN 46R does not have a material impact to the Company.

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued its codifying pronouncement Accounting for Claims-Made Insurance and Retroactive Insurance Contracts ("EITF No. 03-8"). EITF No. 03-8 codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. The Company had previously offset in its consolidated balance sheets its liability for known and incurred but not reported professional liability losses with a corresponding receivable for such estimated losses from its commercial insurance companies under policies in effect for such periods. Such prior accounting treatment was pursuant to the AICPA's "Audit and Accounting Guide for Health Care Organizations". EITF No. 03-8 concluded that, under circumstances such as in the Company's insured professional liability policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, the Company's consolidated balance sheet as of December 31, 2003, reflects the provisions of EITF 03-8 and the corresponding liability and receivable previously netted to zero in the Company's consolidated balance sheet for 2002 has been reclassified.

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

     At December 31, 2003, the fair value of the Company's total debt, which has a carrying value of $299.4 million, was approximately $306.8 million. The Company had $199.4 million of variable debt outstanding at December 31, 2003. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to December 31, 2003, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $1.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report on Form 10-K Equivalent, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer, H. Lynn Massingale, M.D. (principal executive officer), and our Executive Vice President Finance and Administration, Robert J. Abramowski (principal financial officer). Dr. Massingale and Mr. Abramowski have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                                    AGE*                  POSITION
----                                    ----   --------------------------------------
Lynn Massingale, M.D..................   51    President, Chief Executive Officer and
                                               Director
Michael L. Hatcher....................   53    Chief Operating Officer -- Specialty
                                               Services
Robert J. Abramowski..................   53    Executive Vice President, Finance and
                                               Administration
Robert C. Joyner......................   56    Executive Vice President, General
                                               Counsel
Stephen Sherlin.......................   58    Executive Vice President, Billing and
                                               Reimbursement
David P. Jones........................   36    Chief Financial Officer
Nicholas W. Alexos....................   40    Director
Dana J. O'Brien.......................   48    Director
Glenn A. Davenport....................   50    Director
Earl P. Holland.......................   58    Director
Kenneth W. O'Keefe....................   37    Director
Timothy P. Sullivan...................   45    Director

---------------

* As of February 24, 2004

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

     MICHAEL L. HATCHER joined Team Health in 1990 and since May 1, 2003 serves as Chief Operating Officer -- Specialty Services. Previously, Mr. Hatcher held the position of Chief Operating Officer for all of the Company's operations. Mr. Hatcher received a B.S. from the University of Tennessee and an M.B.A. from Vanderbilt University. Mr. Hatcher has resigned as an officer of the Company effective February 29, 2004.

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

     STEPHEN SHERLIN has served as Executive Vice President, Health Care Financial Services since February 2000. Mr. Sherlin joined Team Health in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until 1996 Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

     DAVID P. JONES, CPA has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones received a B.S. in Business Administration from the University of Tennessee.

     NICHOLAS W. ALEXOS became a director in 1999. Prior to co-founding Madison Dearborn Partners, Inc., Mr. Alexos was with First Chicago Venture Capital for four years. Previously, he was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare and food manufacturing industries and currently serves on the Boards of Directors of Milnot Holding Company, National Mentor, Inc. and Valitas Healthcare Services, Inc. Mr. Alexos received a B.B.A. from Loyola University and an M.B.A. from the University of Chicago Graduate School of Business.

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

     EARL P. HOLLAND became a director of the Company in 2001. Mr. Holland has over 32 years of experience working in the healthcare industry. Prior to his retirement in January, 2001, Mr. Holland held several positions with Health Management Associates, including the positions of Vice President and Chief Operating Officer at the time of his retirement. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing healthcare services as well as other business services. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

     KENNETH W. O'KEEFE became a director in 1999. Prior to co-founding Beecken Petty & Company, LLC, Mr. O'Keefe was with ABN AMRO Incorporated and an affiliated entity, The Chicago Dearborn Company, for four years. Previously, Mr. O'Keefe was with The First National Bank of Chicago. Mr. O'Keefe currently serves on the Boards of Directors of Valitas Healthcare Services, Inc., Same Day Surgery, LLC, Seacoast Technologies, Inc. and PerfectServe, Inc. Mr. O'Keefe received a B.A. from Northwestern University and an M.B.A. from the University of Chicago Graduate School of Business.

     TIMOTHY P. SULLIVAN became a director in 1999. Prior to co-founding Madison Dearborn Partners, Inc. Mr. Sullivan was with First Chicago Venture Capital. Mr. Sullivan concentrates on investments in the healthcare industry and, in addition to Team Health, currently serves on the Boards of Directors of Milnot Holding Corporation, National Mentor, Inc. and Valitas Healthcare Services, Inc. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from Stanford University Graduate School of Business.

CODE OF ETHICS

     Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is attached as exhibit 14 to this Annual Report on Form 10-K or is available to any person upon request by calling (865) 293-5205.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2003 of those persons who served as

          (1) the chief executive officer during 2003 and

          (2) our other four most highly compensated executive officers for 2003 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                                          COMPENSATION
                                                             AWARDS
                                                          ------------
                                ANNUAL COMPENSATION        SECURITIES
                             --------------------------    UNDERLYING    SPECIAL     ALL OTHER        TOTAL
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      OPTIONS(1)    BONUS(2)   COMPENSATION   COMPENSATION
---------------------------  ----   --------   --------   ------------   --------   ------------   ------------
Lynn Massingale, M.D. ....   2003   $516,566   $164,497          --      $    --     $ 76,815(3)     $757,878
  President and Chief        2002    418,022    206,813      45,000       75,000       78,222(3)      778,057
  Executive Officer          2001    412,000    206,929          --           --       81,700(3)      700,629

Michael L. Hatcher*.......   2003    324,236     84,204          --           --       26,515(4)      434,955
  Chief Operating
     Officer --              2002    270,652    106,509      22,500       25,000       24,649(4)      426,810
  Speciality Services        2001    262,998    103,464          --           --       26,076(4)      392,538

Robert J. Abramowski......   2003    289,913     64,998          --           --       15,247(5)      370,158
  Executive Vice President,  2002    288,325     95,597          --       50,000        9,295(5)      443,217
  Finance and
     Administration          2001    282,989     21,000          --           --      129,042(5)      433,031

Stephen Sherlin...........   2003    236,385     70,679          --           --       15,454(4)      322,518
  Executive Vice President,  2002    235,137     93,066       7,000       12,500       12,793(4)      353,496
  Billing and Reimbursement  2001    229,803     90,406          --           --       11,206(4)      331,415

Robert C. Joyner..........   2003    235,732     50,546          --           --       19,290(4)      305,568
  Executive Vice President,  2002    224,766     63,363       7,000       37,500       18,059(4)      343,688
  General Counsel            2001    203,189     55,871          --           --       16,048(4)      275,108

---------------

* Mr. Hatcher has resigned his position with the Company effective February 29, 2004.

(1) Represents options granted under the Team Health Option Plan (as defined below).

(2) Represents bonuses authorized and approved by the Company's Board of Directors in conjunction with a successful acquisition.

(3) All other compensation for Dr. Massingale includes the following:

                                                   2003      2002      2001
                                                  -------   -------   -------
Life insurance..................................  $51,660   $46,210   $57,110
Other...........................................   25,155    32,012    24,590

    Life insurance represents premiums paid by the Company on behalf of Dr. Massingale. Such premiums are secured by a collateral interest in the policy and are repayable to the Company at the time any benefits under the policy are realized.

(4) All other compensation for Mr. Hatcher, Mr. Sherlin and Mr. Joyner is less than 10% of their annual compensation each year.

(5) All other compensation for Mr. Abramowski includes the following:

                                                    2003     2002      2001
                                                   ------   ------   --------
Moving expenses..................................  $   --   $   --   $122,123
Health insurance.................................   7,176    5,964      5,137
401(k) matching contribution.....................   5,500       --         --
Other............................................   2,571    3,331      1,782

     Additionally, Dr. Massingale provides professional medical services to client hospitals under independent contractor agreements with subsidiaries of the Company. During 2003, 2002, and 2001, Dr. Massingale was paid $1,500, $834, and $1,918, respectively.

STOCK OPTION PLANS

     In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for the Team Health Option Plan is presented below.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to the Named Executive Officers under the Team Health Option Plan during 2003.

     Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values. The following table sets forth the number of shares underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 2003. There were no options exercised during 2003.

                                                               NUMBERS OF
                                                               SECURITIES
                                                               UNDERLYING
                                                               UNEXERCISED      VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL   IN-THE-MONEY OPTIONS
                                                                YEAR END         AT FISCAL YEAR END
                         SHARES ACQUIRED                     (#)EXERCISABLE/      ($) EXERCISABLE/
NAME                       ON EXERCISE     VALUE REALIZED     UNEXERCISABLE       UNEXERCISABLE(1)
----                     ---------------   --------------   -----------------   --------------------
Lynn Massingale,
  M.D. ................        --               $--               --/45,000       $     --/607,950
Michael L. Hatcher.....        --               $--               --/22,500       $     --/303,975
Stephen Sherlin........        --               $--            4,667/22,333       $ 63,046/249,244
Robert C. Joyner.......        --               $--            4,667/22,333       $ 63,046/249,244
Robert J. Abramowski...        --               $--           11,750/35,250       $158,743/476,228

---------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of such options on December 31, 2003. The fair market value of options under the Team Health, Inc. Stock Option Plan, as determined by the Company's Board of Directors, was $18.01 per share.

PENSION PLANS

     Substantially all of the salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under our 401(k) plan. At the discretion of the Company's Board of Directors, the Company may make a matching contribution up to 50% of the first 6% of employees' contributions under the Plan. The Company's Board of Directors authorized the maximum discretionary amount as a match on employees' 401(k) Plan contributions for 2003, including the Named Executive Officers.

EMPLOYMENT AGREEMENTS

     We entered into employment and non-compete agreements with certain members of our senior management, including the Named Executive Officers.

     The employment agreements for the Named Executive Officers include five-year terms beginning March 11, 1999 for Dr. Massingale, Mr. Hatcher, and Mr. Sherlin, and beginning August 1, 1999 for Mr. Joyner and beginning October 2, 2001 for Mr. Abramowski. The employment agreements include provision for the payment of an annual base salary, subject to annual review and adjustment, as well as the payment of a bonus based upon the achievement of certain financial performance criteria. The base bonus pool is established as a percentage of the employee's base salary. Adjustments to the base bonus pool can occur based upon over or under performance against established financial targets. The maximum performance against the target is 105%, which can result in an upward adjustment to the base bonus pool to 150%. The minimum performance against the target is 95%, which can result in a downward adjustment to the base bonus pool of 50%. Financial performance between the maximum and minimum targets results in a linear adjustment to the base bonus pool. The annual base salaries as of December 31, 2003 and the base bonus that can be earned by each of the named Executive officers is as follows:

                                                                ANNUAL       BASE
                                                              BASE SALARY   BONUS %
                                                              -----------   -------
Lynn Massingale, M.D. ......................................   $500,000       65%
Michael L. Hatcher..........................................    315,000       65%
Stephen Sherlin.............................................    246,385       50%
Robert C. Joyner............................................    240,000       50%
Robert J. Abramowski........................................    319,884       50%

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Team Health Holdings owns 92.6% of our outstanding common stock and voting interests and 94.9% of our outstanding preferred stock. Pacific Physician Services, Inc., a subsidiary of Caremark, Rx, Inc. owns the remaining 7.4% of our outstanding common stock and voting interests and the remaining 5.1% of our outstanding preferred stock. Pacific Physician Services, Inc. can be reached in care of Caremark Rx, Inc. at 2111 Commerce Street, Suite 800, Nashville, Tennessee 37201. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

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

                                                                  PERCENTAGE OF
                                                 PERCENTAGE OF     OUTSTANDING
                                                  OUTSTANDING        COMMON       PERCENTAGE OF
BENEFICIAL OWNER                                PREFERRED UNITS       UNITS       VOTING UNITS
----------------                                ---------------   -------------   -------------
Cornerstone Equity Investors IV, L.P. ........       41.4%            38.3%           38.3%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien

Madison Dearborn Capital Partners II, L.P. ...       41.4%            38.3%           38.3%
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan

Healthcare Equity Partners, L.P. and
  Healthcare Equity Q.P. Partners, L.P. ......        9.2%             8.6%            8.6%
  c/o Beecken Petty & Company, L.L.C.
  200 W. Madison St., Suite 1910
  Chicago, IL 60606
  Attention: Kenneth W. O'Keefe

Certain members of management and other
  directors...................................        8.0%            14.8%           14.8%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AGREEMENT

     Under a recapitalization agreement, on March 12, 1999 the Company was acquired by the equity sponsors and members of its management team from Pacific Physician Services, Inc., a wholly owned subsidiary of Caremark Rx, Inc. formerly known as MedPartners, Inc. ("Medpartners"). The recapitalization agreement contains customary provisions for such agreements, including the execution of a registration rights agreement and a stockholders agreement.

ACQUISITION

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

SECURITY HOLDERS AGREEMENTS

     In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Pacific Physician Services, and Team Health Holdings and all of its unit holders, entered into two separate security holders agreements. The security holders agreements:

          (1) restrict the transfer of the equity interests of Team Health and Team Health Holdings, respectively; and

          (2) grant tag-along rights on certain transfers of equity interests of Team Health and Team Health Holdings, respectively.

     Some of the foregoing provisions of the security holders agreements will terminate upon the consummation of an initial public offering.

REGISTRATION RIGHTS AGREEMENT

     In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Pacific Physician Services, and Team Health Holdings and all of its unit holders, entered into two separate registration rights agreements. Under the registration rights agreements, some of the holders of capital stock owned by Team Health Holdings (with respect to our shares) and Cornerstone, Madison Dearborn and Beecken Petty (with respect to units of Team Health Holdings), respectively, have the right, subject to various conditions, to require us or Team Health Holdings, as the case may be, to register any or all of their common equity interests under the Securities Act of 1933 at our or Team Health Holdings' expense. In addition, all holders of registrable securities are entitled to request the inclusion of any common equity interests of Team Health or Team Health Holdings covered by the registration rights agreements in any registration statement at our or Team Health Holdings' expense, whenever we or the Team Health Holdings propose to register any of our common equity interests under the Securities Act of 1933. In connection with all such registrations, we or Team Health Holdings have agreed to indemnify all holders of registrable securities against some liabilities, including liabilities under the Securities Act of 1933.

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

OTHER RELATED PARTY TRANSACTIONS

     We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Two of our executive officers, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $658,945 in 2003 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building, which houses a medical clinic that is operated by a consolidated affiliate of the Company. In 2003, the consolidated affiliate paid $76,156 to Park Med Properties in connection with the lease agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees recognized by the Company during the fiscal years ending December 31, 2003 and 2002 by its principal accounting firm, Ernst and Young, LLP, are set forth below. The Audit Committee of the Company's Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                                                2003       2002
                                                              --------   --------
Audit Fees(1)...............................................  $257,750   $250,942
Audit Related Fees(2).......................................        --         --
Tax Fees(3).................................................   342,439    250,131
All other Fees(4)...........................................     1,600    385,446
                                                              --------   --------
Total aggregate fees billed.................................  $601,789   $886,519
                                                              ========   ========

---------------

(1) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for the audit of the Company's annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Ernst & Young, LLP in connection with statutory or regulatory filings or engagements.

(2) There were no aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for tax compliance, tax advice, and tax planning.

(4) Includes the aggregate fees recognized in each of the last two fiscal years for products and services provided by Ernst & Young, LLP, other than those services described above. Services in this category include due diligence related to an acquisition.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a) (1) CONSOLIDATED FINANCIAL STATEMENTS OF TEAM HEALTH, INC.

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

     During the quarter ended December 31, 2003, the Company filed a Report on Form 8-K under Item 12, dated November 7, 2003 related to the announcement of its earnings for the third quarter of 2003.

     (c) EXHIBITS

     See Exhibit Index.

                               TEAM HEALTH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                    CONTENTS


Report of Independent Auditors..............................    57
Consolidated Balance Sheets.................................    58
Consolidated Statements of Operations.......................    59
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Earnings................................    60
Consolidated Statements of Cash Flows.......................    61
Notes to the Consolidated Financial Statements..............    62

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Team Health, Inc.

     We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive earnings and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 2003 and 2002, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------

Nashville, Tennessee
February 6, 2004

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 100,964      $ 47,789
  Accounts receivable, less allowance for uncollectibles of
     $120,653 and $109,156 in 2003 and 2002, respectively...     167,957       156,449
  Prepaid expenses and other current assets.................       4,243         9,956
  Receivables under insured programs........................      62,527        66,968
  Income tax receivables....................................          --         1,074
                                                               ---------      --------
Total current assets........................................     335,691       282,236
Property and equipment, net.................................      19,967        19,993
Other Intangibles, net......................................      16,990        28,068
Goodwill....................................................     167,665       164,188
Deferred income taxes.......................................      96,881        64,282
Receivables under insured programs..........................      60,697        96,175
Other.......................................................      33,158        19,298
                                                               ---------      --------
                                                               $ 731,049      $674,240
                                                               =========      ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable.......................................   $  15,169      $ 13,895
     Accrued compensation and physician payable.............      76,557        65,697
     Other accrued liabilities..............................      82,876       111,945
     Income taxes payable...................................       9,948            --
     Current maturities of long-term debt...................      43,528        20,125
     Deferred income taxes..................................      20,884           411
                                                               ---------      --------
Total current liabilities...................................     248,962       212,073
Long-term debt, less current maturities.....................     255,887       300,375
Other non-current liabilities...............................     182,557       114,819
Mandatory redeemable preferred stock........................     158,846       144,405
Commitments and Contingencies
Common Stock, $0.01 par value 12,000 shares authorized,
  10,068 shares issued in 2003 and 2002.....................         101           101
Additional paid in capital..................................         703           644
Retained earnings (deficit).................................    (113,813)      (96,562)
Less treasury shares at cost................................      (1,045)           --
Accumulated other comprehensive loss........................      (1,149)       (1,615)
                                                               ---------      --------
                                                               $ 731,049      $674,240
                                                               =========      ========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2003         2002        2001
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
Net revenue...............................................  $1,479,013   $1,230,703   $965,285
Provision for uncollectibles..............................     479,267      396,605    336,218
                                                            ----------   ----------   --------
  Net revenue less provision for uncollectibles...........     999,746      834,098    629,067
Cost of services rendered
  Professional service expenses...........................     746,409      635,573    493,380
  Professional liability costs............................     115,970       36,992     29,774
                                                            ----------   ----------   --------
     Gross profit.........................................     137,367      161,533    105,913
General and administrative expenses.......................      95,554       81,744     63,998
Management fee and other expenses.........................         505          527        649
Impairment of intangibles.................................         168        2,322      4,137
Depreciation and amortization.............................      22,018       20,015     14,978
Interest expense, net.....................................      23,343       23,906     22,739
Refinancing costs.........................................          --        3,389         --
                                                            ----------   ----------   --------
     Earnings (loss) before income taxes and cumulative
       effect of change in accounting principle...........      (4,221)      29,630       (588)
Provision (benefit) for income taxes......................      (1,410)      13,198        871
                                                            ----------   ----------   --------
Earnings (loss) before cumulative effect of change in
  accounting principle....................................      (2,811)      16,432     (1,459)
Cumulative effect of change in accounting principle, net
  of income tax benefit of $209...........................          --         (294)        --
                                                            ----------   ----------   --------
Net earnings (loss).......................................      (2,811)      16,138     (1,459)
Dividends on preferred stock..............................      14,440       13,129     11,889
                                                            ----------   ----------   --------
     Net earnings (loss) attributable to common
       stockholders.......................................  $  (17,251)  $    3,009   $(13,348)
                                                            ==========   ==========   ========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           AND COMPREHENSIVE EARNINGS

                             COMMON STOCK      TREASURY STOCK    ADDITIONAL                   OTHER
                            ---------------   ----------------    PAID IN     RETAINED    COMPREHENSIVE
                            SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL      DEFICIT        LOSS          TOTAL
                            ------   ------   ------   -------   ----------   ---------   -------------   ---------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000....................  10,000    $100       --    $    --      $ --      $ (86,223)     $    --      $ (86,123)
Comprehensive loss:
  Net loss................      --      --                            --         (1,459)          --         (1,459)
Other comprehensive loss,
  net of tax:
  Cumulative effect of
    change in accounting
    principle -- fair
    value of interest rate
    swaps, net of tax of
    $36...................      --      --       --         --        --             --           54             54
  Net change in fair value
    of swaps, net of tax
    of $182...............      --      --       --         --        --             --         (273)          (273)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
  Total comprehensive
    loss..................                                                                                   (1,678)
Dividends on preferred
  stock...................      --      --       --         --        --        (11,889)          --        (11,889)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
BALANCE AT DECEMBER 31,
  2001....................  10,000     100                            --        (99,571)        (219)       (99,690)
  Net earnings............      --      --       --         --        --         16,138           --         16,138
  Other comprehensive
    loss, net of tax:
    Net change in fair
      value of swaps, net
      of tax of $844......      --      --       --         --        --             --       (1,396)        (1,396)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
Total comprehensive
  earnings................                                                                                   14,742
Issuance of stock.........      68       1                           644             --           --            645
Dividends on preferred
  stock...................      --      --       --         --        --        (13,129)          --        (13,129)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
BALANCE AT DECEMBER 31,
  2002....................  10,068     101       --         --       644        (96,562)      (1,615)       (97,432)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
  Net loss................      --      --                            --         (2,811)          --         (2,811)
  Other comprehensive
    loss, net of tax:
    Net change in fair
      value of swaps, net
      of tax of $286......      --      --       --         --        --             --          466            466
                            ------    ----     ----    -------      ----      ---------      -------      ---------
Total comprehensive
  earnings................                                                                                   (2,345)
Stock option activity.....       2      --       --         --        59             --           --             59
Treasury stock
  purchased...............      --      --     (150)    (1,045)       --             --           --         (1,045)
Dividends on preferred
  stock...................      --      --       --         --        --        (14,440)          --        (14,440)
                            ------    ----     ----    -------      ----      ---------      -------      ---------
BALANCE AT DECEMBER 31,
  2003....................  10,070    $101     (150)   $(1,045)     $703      $(113,813)     $(1,149)     $(115,203)
                            ======    ====     ====    =======      ====      =========      =======      =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).....................................  $  (2,811)  $  16,138   $  (1,459)
  Adjustments to reconcile net earnings (loss):
     Depreciation and amortization........................     22,018      20,015      14,978
     Amortization of deferred financing costs.............      1,446       1,583       1,852
     Write-off of deferred financing costs................         --       3,389          --
     Provision for uncollectibles.........................    479,267     396,605     336,218
     Impairment of intangibles............................        168       2,322       4,137
     Deferred income taxes................................    (13,967)      6,941      (1,767)
     Loss on sale of equipment............................          5          59         240
     Cumulative effect of change in accounting
       principle..........................................         --         294          --
     Equity in joint venture income.......................       (235)       (346)        (30)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable................................   (490,392)   (407,319)   (308,289)
       Prepaids and other assets..........................      5,842      (4,847)        (15)
       Income tax receivables.............................     10,761       7,797         (75)
       Receivables under insured programs.................     39,918     (24,388)     (9,384)
       Accounts payable...................................      1,287      (3,785)     (2,260)
       Accrued compensation and physician payable.........     11,907       4,806       4,101
       Other accrued liabilities..........................       (643)      2,797      (3,421)
       Professional liability reserves....................     37,170      30,419      14,911
                                                            ---------   ---------   ---------
Net cash provided by operating activities.................    101,741      52,480      49,737
INVESTING ACTIVITIES
  Purchases of property and equipment.....................     (8,972)     (9,796)     (5,955)
  Sale of property and equipment..........................          1          31         170
  Cash paid for acquisitions, net.........................     (2,472)   (165,722)    (16,162)
  Other investing activities..............................    (14,836)        725        (879)
                                                            ---------   ---------   ---------
Net cash used in investing activities.....................    (26,279)   (174,762)    (22,826)
FINANCING ACTIVITIES
  Payments on notes payable...............................    (21,085)   (121,800)    (11,901)
  Proceeds from notes payable.............................         --     225,000          --
  Payments of deferred financing costs....................       (278)     (5,226)       (231)
  Proceeds from sales of common stock.....................          2         644          --
  Proceeds from sales of preferred stock..................         --       1,270          --
  Purchase of treasury shares.............................       (926)         --          --
                                                            ---------   ---------   ---------
Net cash provided by (used in) financing activities.......    (22,287)     99,888     (12,132)
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........     53,175     (22,394)     14,779
Cash and cash equivalents, beginning of year..............     47,789      70,183      55,404
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of year....................  $ 100,964   $  47,789   $  70,183
                                                            =========   =========   =========
Supplemental cash flow information:
Interest paid.............................................  $  23,365   $  22,404   $  24,260
                                                            =========   =========   =========
Taxes paid................................................  $   2,557   $   7,864   $   9,129
                                                            =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

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

     The Company has two stockholders. Team Health Holdings, LLC, which is owned by certain equity sponsors and certain members of the Company's senior management, owns 92.6% of the Company's $0.01 par value common stock and 94.9% of the Company's class A redeemable preferred stock. Caremark Rx, Inc. owns the remaining outstanding securities.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable are primarily due from hospitals and clinics, third-party payers, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of contracting hospitals, patients, payers, Military Regional Managed Care Support Contractors ("MCSC"'s) and by the geographic dispersion of the Company's operations. The largest concentration of credit risk with respect to the Company's accounts receivable is with an MCSC that represents 4.6% of the Company's consolidated accounts receivable as of December 31, 2003.

                               TEAM HEALTH, INC.

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

     Goodwill that was acquired prior to July 1, 2001, was amortized using the straight-line method over an estimated life of 15 years through December 31, 2001. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives which ranged from twenty months to seven years in 2003.

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

     DEFERRED FINANCING COSTS

     Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the interest method, consist of the following as of December 31 (in thousands):

                                                               2003      2002
                                                              -------   -------
Deferred financing costs....................................  $11,333   $11,055
Less accumulated amortization...............................   (4,859)   (3,414)
                                                              -------   -------
                                                              $ 6,474   $ 7,641
                                                              =======   =======

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

                               TEAM HEALTH, INC.

healthcare practitioners. In addition, the Company has claims-made coverage on a per incident and annual aggregate limit for all corporate entities.

     Effective March 12, 2003, the Company began providing for its professional liability losses principally under a program of self-insurance, including the use of a wholly owned captive insurance company. The Company's estimated losses under the self-insurance program are determined using periodic actuarial estimates of losses and related expenses, adjusted on an interim basis for actual physician hours worked and loss development trends. Any differences between amounts previously recorded and the results of updated actuarial studies of prior periods are recorded in the period when such differences are known.

     Professional liability insurance expense consists of premium cost, an accrual to establish reserves for future payments under the self-insured retention component and an accrual to establish a reserve for future claims incurred but not reported.

     DERIVATIVES

     The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. During 2003 the fair value of interest rate swaps, net of tax, increased approximately $0.5 million. In 2002, the fair value, net of tax decreased approximately $1.6 million. In both years the change in fair value was recognized through other comprehensive earnings.

     NET REVENUE

     Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

     Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company's contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements.

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

                               TEAM HEALTH, INC.

collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.

     Management in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. The complexity of the estimation process associated with the Company's fee-for-service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

     The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 19%, 20%, and 25% of total net revenue less provision for uncollectibles in years 2003, 2002 and 2001, respectively. In addition, net revenues less provision for uncollectibles derived from the TRICARE Program, which is the U.S. military's dependent healthcare program, was approximately 23% and 15% in 2003 and 2002, respectively, primarily resulting from an acquisition in 2002 (see Note 3).

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets continue to be amortized over their useful lives. The Company completed its required initial impairment testing of goodwill during 2002. As a result of this review, the Company concluded that a portion of its recorded goodwill was impaired. Accordingly, an impairment loss of $0.5 million ($0.3 million net of taxes) was recorded in 2002 as the cumulative effect of a change in accounting principle. The impact on net earnings in 2001, had the nonamortization of goodwill been in effect for such year, would have been an increase in previously reported net earnings of approximately $2.0 million.

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

                               TEAM HEALTH, INC.

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

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. As more fully discussed in Note 12, the Company has adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively for all new awards granted to employees after January 1, 2003.

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

                               TEAM HEALTH, INC.

associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. The Company has no interest in any entities created nor did it acquire any entities after February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Management believes that FIN 46R does have a material impact to the Company.

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued its codifying pronouncement "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts" ("EITF No. 03-8"). EITF No. 03-8 codified previously issued authoritative accounting guidance in the area of insurance contracts and related activity thereto. The Company had previously offset in its consolidated balance sheets its liability for known and incurred but not reported professional liability losses with a corresponding receivable for such estimated losses from its commercial insurance companies under policies in effect for such periods. Such prior accounting treatment was pursuant to industry practice under the interpretative guidance under the AICPA's "Audit and Accounting Guide for Health Care Organizations". EITF No. 03-8 concluded that, under circumstances such as in the Company's insured professional liability policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, (the insured, the insurer and the claimant), the related liability should be classified separately on a gross basis with a separate related receivable recognized as being due from insurance carriers. Accordingly, the Company's consolidated balance sheet as of December 31, 2003, reflects the provisions of EITF 03-8 and the corresponding liability and receivable previously netted to zero in the Company's consolidated balance sheet for 2002 has been reclassified.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   ACQUISITIONS

     Effective December 31, 2003, the Company acquired all of the outstanding stock of a corporation that provides hospital physician staffing services under two contracts at locations in Ohio. The purchase price for the acquired corporation was $1.6 million, including $0.1 million which was paid in cash on December 31, 2003 and the remaining $1.5 million paid in January 2004. The Company may have to make up to an additional $0.9 million in future payments if targeted future earnings are achieved.

     During 2003, the Company made payments of approximately $0.7 million with respect to contingent payments established as a result of certain previous acquisitions. These amounts represent payments of purchase price and have been recorded as goodwill.

     The portion of the purchase prices allocated to intangibles and goodwill for the acquisitions in 2003 was approximately $3.3 million including $2.5 million that is not deductible for tax purposes. Amounts allocated to such intangibles are being amortized over their estimated life which is seven years.

     Effective September 1, 2002, the Company acquired all of the outstanding stock of three corporations held by a single stockholder. The acquired corporations provide hospital emergency department and hospital

                               TEAM HEALTH, INC.

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

     On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR"). SHR is the leading provider of permanent healthcare staffing services to military treatment facilities. The acquisition of SHR, which provides services similar to the existing staffing operations of the Company, significantly expanded the Company's base of business by providing an entry into a portion of the healthcare staffing market not previously served by the Company The Company acquired the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company's outstanding debt. The total purchase price for SHR was paid in cash and totaled approximately $145.4 million.

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

     Effective January 1, 2002, the Company completed the acquisition of certain of the assets and related business operations of two businesses. The operations acquired include those of L&S Medical Management, Inc. ("L&S") and a pediatric services business. L&S provides billing and other management services on a management fee basis to anesthesiology practices, principally in the Southeastern portion of the United States. The pediatric services operation provides evenings and weekend pediatric urgent care and non-trauma emergency practice services at several locations in Florida. The pediatric services provided are billed by the Company on a fee-for-service basis.

     The assets and operations of L&S were acquired for $6.4 million in cash and the Company may have to make up to $2.5 million in future contingent payments relating to this acquisition. The assets and operations of the three pediatric services locations were acquired for $4.7 million in cash. The Company may have to make up to $3.1 million in future contingent payments for the existing business operations if targeted future earnings levels are achieved.

     The Company acquired the assets of a diagnostic imaging center in February 2001 for $1.4 million. Effective March 1, 2001, the Company acquired all of the outstanding stock of an emergency staffing company

                               TEAM HEALTH, INC.

for $1.5 million. Effective August 1, 2001, the Company acquired all of the outstanding shares of Integrated Specialists Management Services, Inc. ("ISMS"), a provider of anesthesiologist practice management services, for cash of $8.5 million.

     The following schedule summarizes investing activities related to acquisitions and contingent payments included in the consolidated statements of cash flows for 2003, 2002 and 2001, respectively, (in thousands):

                                                          2003       2002      2001
                                                         -------   --------   -------
Fair value of net operating assets acquired
  (liabilities assumed)................................  $(3,116)  $  3,676   $(1,522)
Fair value of contracts acquired.......................    2,110     21,510     4,380
Goodwill...............................................    3,478    140,536    13,304
                                                         -------   --------   -------
Cash paid for acquisitions, net........................  $ 2,472   $165,722   $16,162
                                                         =======   ========   =======

     The acquisitions noted above were accounted for using the purchase method of accounting. The operating results of the acquired businesses have been included in the accompanying consolidated statements of operations from their respective dates of acquisition.

4. OTHER INTANGIBLE ASSETS

     The following is a summary of other intangible assets and related amortization as of December 31, 2003 and 2002 for intangibles that are subject to amortization (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of December 31, 2003:
  Contracts................................................     $35,614         $18,898
  Other....................................................         448             174
                                                                -------         -------
     Total.................................................     $36,062         $19,072
                                                                =======         =======
As of December 31, 2002:
  Contracts................................................     $46,763         $19,015
  Other....................................................         685             365
                                                                -------         -------
     Total.................................................     $47,448         $19,380
                                                                =======         =======

     Total amortization expense for intangibles that continues to be amortized following the implementation of SFAS No. 142 on January 1, 2002 was $10.6 million, and $4.8 million for the years 2003 and 2002, respectively. The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2004........................................................   $5,366
2005........................................................    4,147
2006........................................................    2,582
2007........................................................    2,151
2008........................................................    1,798

     During 2003 and 2002, the Company recorded an additional $3.5 million and $140.5 million of goodwill and $2.1 million and $21.5 million, respectively, of contract intangibles as a result of its acquisitions during the periods and contingent acquisition payments made for previous acquisitions. Contract intangibles are amortized over their estimated lives which range from approximately twenty months to seven years.

                               TEAM HEALTH, INC.

     During 2003 and 2002, the Company recorded as an impairment loss $0.2 million and $2.3 million, respectively, to reduce its contract intangibles to their estimated fair value. The impairment losses recorded in 2003 and 2002 are the result of either reduced contract profitability and thus expected future cash flows, or a termination of contracts for which an intangible asset had previously been recorded.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                2003       2002
                                                              --------   --------
Buildings and leasehold improvements........................  $  4,885   $  3,428
Furniture and equipment.....................................    30,280     27,478
Software....................................................     8,824     11,411
                                                              --------   --------
                                                                43,989     42,317
Less accumulated depreciation...............................   (24,022)   (22,324)
                                                              --------   --------
                                                              $ 19,967   $ 19,993
                                                              ========   ========

     Depreciation expense in 2003, 2002 and 2001 was approximately $9.0 million, $9.4 million and $8.1 million, respectively.

6. RECEIVABLES UNDER INSURED PROGRAMS

     Receivables under insured programs represent the portion of the Company's reserves for professional liability losses estimated to be reimbursable under commercial insurance company policies.

7. OTHER ACCRUED LIABILITIES

     The Company's other accrued liabilities at December 31 consist of the following (in thousands):

                                                               2003       2002
                                                              -------   --------
Professional liability loss reserves........................  $66,136   $ 66,968
Accrued insurance premium...................................       --     29,553
Other.......................................................   16,740     15,424
                                                              -------   --------
                                                              $82,876   $111,945
                                                              =======   ========

8. LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following (in thousands):

                                                                2003       2002
                                                              --------   --------
Term Loan Facility..........................................  $199,415   $220,500
12% Senior Subordinated Notes...............................   100,000    100,000
                                                              --------   --------
                                                               299,415    320,500
Less current portion........................................   (43,528)   (20,125)
                                                              --------   --------
                                                              $255,887   $300,375
                                                              ========   ========

                               TEAM HEALTH, INC.

     The Term Loan Facilities consist of the following (in thousands):

                                                                2003       2002
                                                              --------   --------
Senior Secured Term Loan A..................................  $ 56,478   $ 70,500
Senior Secured Term Loan B..................................   142,937    150,000
                                                              --------   --------
                                                              $199,415   $220,500
                                                              ========   ========

     The interest rates for any senior revolving credit facility borrowings and for the Term Loan A amounts are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as defined in the credit agreement. The interest rate on any Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or the agent bank's base rate plus 1.25%. In the event of a default by the Company under its bank loan covenants, such interest rates would increase by 2% over the current rates then in effect. Upon expiration of the current interest rate period, the Company would have to pay the agent bank's base rates plus 2% plus the maximum applicable margin. Under the bank's base rate borrowing base, the maximum applicable margin for the senior revolving credit facility borrowings and Term Loan A amounts is 1.0% and for the Term Loan B amounts is 1.25%.

     The interest rates at December 31, 2003 were 3.719% and 4.469% for Term Loans A and B, respectively. In addition, the Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at December 31, 2003. No funds have been borrowed under the revolving credit facility as of December 31, 2003, but the Company had $2.6 million of standby letters of credit outstanding against the revolving credit facility commitment. The Company has a forward interest rate swap agreement that became effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

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

     Both the Notes and the Term Loan Facility contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage, leverage and indebtedness ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $27.9 million for fiscal 2003 by April 30, 2004. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2003.

                               TEAM HEALTH, INC.

     Aggregate annual maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004........................................................   $ 43,528
2005........................................................     19,550
2006........................................................     20,809
2007........................................................      6,300
2008........................................................    109,228
Thereafter..................................................    100,000
                                                               --------
                                                               $299,415
                                                               ========

     The Company expensed deferred financing costs of approximately $3.4 million related to its previously outstanding bank debt in 2002.

9.   OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following as of December 31 (in thousands):

                                                                2003       2002
                                                              --------   --------
Professional liability loss reserves........................  $165,798   $ 98,244
Deferred compensation.......................................    12,626     11,449
Other.......................................................     4,133      5,126
                                                              --------   --------
                                                              $182,557   $114,819
                                                              ========   ========

     The Company's professional liability loss reserves at December 31 consist of the following (in thousands):

                                                                2003       2002
                                                              --------   --------
Estimated losses under self-insured programs................  $108,710   $  2,069
Estimated losses under commercial insurance programs........   123,224    163,143
                                                              --------   --------
                                                               231,934    165,212
Less -- estimated amount payable within one year............    66,136     66,968
                                                              --------   --------
                                                              $165,798   $ 98,244
                                                              ========   ========

     The Company provides for its estimated professional liability losses through a combination of commercial insurance company coverage as well as reserves established to provide for future payments under self-insured retention components and to establish reserves for future claims incurred but not reported. During the period March 12, 1999 through March 11, 2003, the primary source of the Company's coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The policy with the Company's primary insurance carrier for such coverage and period provided coverage for potential liabilities on a "claims-made" basis. The policy included the ability for the Company to be able to exercise a "tail" premium option. The tail premium option included an aggregate limit of $130.0 million during the period March 12, 1999 to March 11, 2003. As a result of conditions in the professional liability insurance market, the Company decided that it would provide, beginning March 12, 2003, for such risks previously covered by the Company's primary insurance carrier through a captive insurance company. Since March 12, 2003, loss estimates on a "claims-made" basis are being provided for and funded within the captive insurance company. Additionally, the Company is providing for an actuarial estimate of losses for professional liability claims incurred but not reported since March 12, 2003.

                               TEAM HEALTH, INC.

     The option for the tail premium was exercised by the Company effective March 11, 2003, and its cost of approximately $30.6 million, was paid in April 2003. The Company had previously recorded the cost of such option over the four-year period ended March 11, 2003.

     The Company's decision to forego commercial professional liability insurance in favor of a self-insured program was, in part, based on the results of an actuarial study. The actuarial study was prepared to provide the Company with an actuarial estimate of the current annual cost of its professional liability claim losses and related expenses and also to estimate the Company's potential exposure to prior period losses under the $130.0 million aggregate policy limit. The foregoing actuarial study included numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors, and others. The results of the actuarial study included a projection that the Company would incur a loss resulting from claims for the covered periods exceeding the $130.0 million aggregate insurance company loss limit under the previous policy. Such loss estimate, discounted at 4% over the projected future payment periods, totaled $50.8 million and is reflected in the Company's statement of operations for 2003.

     The Company's provisions for losses subsequent to March 11, 2003, that are not covered by commercial insurance company coverage are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected. In addition, the results of future actuarial studies may result in the loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actuarial results are realized over time.

10. MANDATORY REDEEMABLE PREFERRED STOCK

     The Company as of December 31, 2003, had outstanding 100,381 shares of class A redeemable preferred stock held by holders of its common stock. During 2002, the Company sold 944 shares of its redeemable preferred stock in exchange for proceeds of $1.3 million consisting of $1,000 per share sold plus accrued and unpaid dividends through the date of the respective sales. Additionally, in 2002 the Company accepted and subsequently cancelled 563 shares of preferred stock in settlement of obligations due the Company under an existing indemnification agreement with Caremark Rx, Inc. The preferred stock is subject to mandatory redemption on March 12, 2009 at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends. The preferred stock accrues cumulative preferential dividends from the date of issuance in the amount of 10% per year. As of December 31, 2003, approximately $58.5 million in cumulative dividends has been accrued.

11. STOCKHOLDERS' EQUITY

     During 2003, the Company recorded the cost of acquiring 70,828 shares of its common stock from members of its management at a total cost of $0.9 million.

     During 2002, the Company sold 67,513 shares of its $.01 par value common stock to members of its management and Board of Directors for net proceeds of $0.6 million.

12. STOCK OPTIONS

     The Company's 1999 Stock Option Plan (the "Plan") allows the granting of stock options to employees, consultants and directors of the Company. The Company has reserved 885,205 shares of common stock for issuance. The options vest at the end of an eight-year period, but allow for the possible acceleration of vesting if certain performance related criteria are met.

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003, the Company applied the recognition and measurement provisions

                               TEAM HEALTH, INC.

of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. No stock-based employee compensation expense is reflected in net earnings for 2002 and 2001 as all options granted prior to January 1, 2003 had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards since adoption of the plan. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   ------   --------
Net earnings (loss) attributable to common
  stockholders.........................................  $(17,251)  $3,009   $(13,348)
Add: stock-based employee compensation expense included
  in net earnings (loss) attributable to common
  stockholders, net of related tax effects.............        19        5          5
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects...................      (151)    (114)       (55)
                                                         --------   ------   --------
Pro forma net earnings (loss) attributable to common
  stockholders.........................................  $(17,383)  $2,900   $(13,398)
                                                         ========   ======   ========

     Stock option activity during 2001, 2002 and 2003 was as follows (options in thousands):

                                                NUMBER OF                 WEIGHTED AVERAGE
                                                 OPTIONS    PRICE RANGE    EXERCISE PRICE
                                                ---------   -----------   ----------------
Outstanding at December 31, 2000..............     458      $ 1.50-4.50        $2.12
Granted.......................................      53             4.50         4.50
Cancelled.....................................     (14)            1.50         1.50
                                                   ---      -----------        -----
Outstanding at December 31, 2001..............     497        1.50-4.50         2.39
Granted.......................................     359       4.50-12.00        10.34
Cancelled.....................................      (6)       1.50-4.50         2.00
                                                   ---      -----------        -----
Outstanding at December 31, 2002..............     850       1.50-12.00         5.75
Granted.......................................      48            13.50        13.50
Exercised.....................................      (2)            1.50         1.50
Cancelled.....................................     (33)       1.50-4.50         2.00
                                                   ---      -----------        -----
Outstanding at December 31, 2003..............     863      $1.50-13.50        $6.34
                                                   ===      ===========        =====

                               TEAM HEALTH, INC.

     The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

                 WEIGHTED                    WEIGHTED AVERAGE
  OPTIONS        AVERAGE         OPTIONS        REMAINING
OUTSTANDING   EXERCISE PRICE   EXERCISABLE   CONTRACTUAL LIFE
-----------   --------------   -----------   ----------------
311....           $1.50            121             6.1
225....            4.50             27             7.4
279....           12.00             --             8.4
48.....           13.50             --             9.4
    ---           -----            ---             ---
863....           $6.34            148             7.4
    ===           =====            ===             ===

     As of December 31, 2003, 2002 and 2001, there were 148,343, 161,532 and
69,513 shares that were vested and exercisable, respectively.

     Approximately 101,000 of the 862,900 options outstanding at December 31, 2003 were granted to affiliated independent contractor physicians in previous years. The Company recorded $18,061 of compensation expense in 2003, and $9,000 in 2002 and 2001, based on a fair value of $0.68 per option, 6.0% risk-free interest rate and a ten year expected option life relating to these options.

     The following table represents the weighted average fair value of options granted during 2003, 2002 and 2001:

                                                                WEIGHTED
                                                                AVERAGE
                                                               FAIR VALUE
                                                               ----------
2003........................................................     $4.45
2002........................................................     $2.60
2001........................................................     $1.74

     The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0% in 2003, 2002 and 2001; risk-free interest rate of 4.0%, 2.0% and 4.9% in 2003, 2002 and 2001, respectively; and an expected life of ten years in 2003, 2002 and 2001

13. NET REVENUE

     Net revenue in 2003, 2002 and 2001, respectively, consisted of the following (in thousands):

                                                       2003         2002        2001
                                                    ----------   ----------   --------
Fee for service revenue...........................  $1,040,996   $  907,596   $789,545
Contract revenue..................................     408,147      292,740    159,194
Other revenue.....................................      29,870       30,367     16,546
                                                    ----------   ----------   --------
                                                    $1,479,013   $1,230,703   $965,285
                                                    ==========   ==========   ========

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

                               TEAM HEALTH, INC.

14. INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
Current:
  Federal..............................................  $ 15,468   $ 4,336   $ 2,395
  State................................................     2,524     1,904       304
                                                         --------   -------   -------
                                                           17,992     6,240     2,699
Deferred:
  Federal..............................................   (17,699)    7,646    (1,593)
  State................................................    (1,703)     (688)     (235)
                                                         --------   -------   -------
                                                          (19,402)    6,958    (1,828)
                                                         --------   -------   -------
                                                         $ (1,410)  $13,198   $   871
                                                         ========   =======   =======

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense (benefit) is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002     2001
                                                              ------    -----   -------
Tax at statutory rate.......................................  (35.0)%   35.0%     35.0%
State income tax (net of federal tax benefit)...............   (1.0)     1.6     114.9
Change in valuation allowance...............................     --      3.3    (111.1)
Expenses not deductible for tax purposes....................    5.2      1.5     (64.3)
Other.......................................................   (2.6)     3.1    (122.6)
                                                              -----     ----    ------
                                                              (33.4)%   44.5%   (148.1)%
                                                              =====     ====    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Current deferred tax assets:
  Accounts receivable.......................................   $ 12,890     $  5,993
  Accrued compensation and other............................      2,478        2,546
  Professional liability reserves...........................        865       10,140
                                                               --------     --------
     Total current deferred tax assets......................     16,233       18,679
                                                               --------     --------
Current deferred tax liabilities:
  Amortization of intangibles...............................         --       (2,720)
  Affiliate deferred revenue................................    (37,117)     (16,370)
                                                               --------     --------
     Total current deferred tax liabilities.................    (37,117)     (19,090)
                                                               --------     --------
Net current deferred tax liability..........................   $(20,884)    $   (411)
                                                               ========     ========

                               TEAM HEALTH, INC.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Long term deferred tax assets:
  Accrued compensation and other............................   $  2,100     $  2,410
  Amortization and depreciation.............................     56,669       64,001
  Professional liability reserves...........................     41,378          798
  Net operating losses......................................      2,623        2,995
                                                               --------     --------
     Total long term deferred tax assets....................    102,770       70,204
                                                               --------     --------
Long term deferred tax liabilities:
  Other reserves............................................     (3,630)      (3,630)
  Valuation Allowance.......................................     (2,259)      (2,292)
                                                               --------     --------
Net long-term deferred tax asset............................   $ 96,881     $ 64,282
                                                               ========     ========
Total deferred tax assets...................................   $119,003     $ 88,883
Total deferred tax liabilities..............................    (40,747)     (22,720)
Valuation allowance.........................................     (2,259)      (2,292)
                                                               --------     --------
Net deferred tax assets.....................................   $ 75,997     $ 63,871
                                                               ========     ========

     The Company as of December 31, 2003, had operating loss carryforwards in various states that begin to expire in 2005 through 2015.

15. RETIREMENT PLANS

     The Company's employees participated in various employee benefit plans sponsored by the Company. The plans are primarily defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's plans. The Company's contributions to the plans were approximately $3.3 million in 2003 and $3.6 million in each of 2002 and 2001.

     The Company maintains a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. The plan prior to 2002 required the Company to make a matching contribution equal to 50% of the first 6% of compensation contributed by employees. Effective January 1, 2002, the plan was amended to provide for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company's provisions in 2003 and 2002 reflect the maximum discretionary provisions provided for under the amended plan.

     The Company also maintains non-qualified deferred compensation plans for certain of its employees, including a Rabbi Trust for the benefit of certain members of the Company's senior management. Total deferred compensation payable as of December 31, 2003 and 2002 was approximately $12.9 million and $11.8 million, respectively. The Rabbi Trust holds preferred units in Team Health Holdings, LLC. The deferred compensation liability and related investment held by the Rabbi Trust are carried as a long-term liability and a long-term asset at December 31, 2003 and 2002 of $8.6 million and $8.4 million, respectively.

                               TEAM HEALTH, INC.

16. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these noncancelable operating leases at December 31, 2003 are as follows (in thousands):

2004........................................................   $ 7,387
2005........................................................     7,295
2006........................................................     6,355
2007........................................................     5,330
2008........................................................     3,984
     Thereafter.............................................     2,840
                                                               -------
                                                               $33,191
                                                               =======

     Operating lease costs were approximately $8.0 million, $7.3 million and $5.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                               TEAM HEALTH, INC.

     CONTINGENT ACQUISITION PAYMENTS

     As of December 31, 2003, the Company may have to pay up to $9.2 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2003. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

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

     A NOPA had previously been received for the Company's tax returns for the two affiliated professional corporations referenced above for 1999. The issue asserted by the IRS for such year is identical to the issue being asserted for the 2000 and 2001 tax returns, as well as with the position being asserted by the IRS with respect to the Company's federal corporate tax returns for 2000 and 2001. The Company had filed a protest with the Office of the Regional Director of Appeals in connection with the 1999 tax returns of the affiliated professional corporations and in September 2003 received a verbal indication that a favorable "no change" ruling with respect to the 1999 tax returns has been concluded to by the Office. The Office of the Regional Director of Appeals advised the Company in December 2003 that the original NOPA had been returned to the originating IRS agent for reconsideration of the agent's original position. The IRS agent subsequently made a decision to close the audits of the 1999 tax returns of the two professional corporations with no adjustment to the amounts originally reported by the Company.

     The Company believes that it has meritorious legal defenses to the deficiencies asserted and believes that the ultimate outcome of the proposed adjustments will not result in a material impact on the Company's consolidated results of operation or financial position.

     TRICARE PROGRAM

     During 2003, the Company derived approximately $229.0 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

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

                               TEAM HEALTH, INC.

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. In the event the Department of Defense opts to allow for the rollover of existing staffing, SHR expects to maintain and expand on the business that it currently has in the West and North regions under the TRICARE Contracts. The Company does not have a contract to provide staffing with the managed care organization that has been awarded the South region under the TRICARE Contracts. In 2003, SHR derived approximately $47.9 million of net revenue from staffing contracts located in the South region. The Company expects that it will be able to pursue direct service contracts with individual military treatment facilities in the South region, as it currently provides staffing to numerous military treatment facilities in the South region. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues and margins and financial condition may be materially adversely affected.

17. RELATED PARTY TRANSACTIONS

     The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total related party lease costs were approximately $1.0 million in 2003, $1.0 million in 2002 and $1.4 million in 2001.

     The Company had contractual arrangements with billing and collection service companies that are owned or partially owned by certain employees of the Company. The majority of these arrangements were assumed as part of merger or purchase transactions. Billing fees paid for these services were $0.1 million in 2002 and $1.8 million in 2001.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of the Company's financial instruments:

Cash and cash equivalents:                  The carrying amount reported in the balance
                                            sheets for cash and cash equivalents
                                            approximates its fair value.
Accounts receivable:                        The carrying amount reported in the balance
                                            sheets for accounts receivable approximates its
                                            fair value.
Long-term debt:                             Fair values for debt were determined based on
                                            interest rates that are currently available to
                                            the Company for issuance of debt with similar
                                            terms and remaining maturities for debt issues
                                            that are not traded on quoted market prices. The
                                            fair value of the Company's total debt, which
                                            has a carrying value of $299.4 million, is
                                            approximately $306.8 million.
Interest rate swap:                         The fair value of the Company's interest rate
                                            swap agreements is a liability of approximately
                                            $1.9 million at December 31, 2003 based on
                                            quoted market prices for similar interest rate
                                            contracts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on February 24, 2004.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                    H. Lynn Massingale
                                                 Chief Executive Officer

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                           Executive Vice President Finance and
                                                      Administration

                                                    /s/ DAVID JONES
                                          --------------------------------------
                                                       David Jones
                                               Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on February 24, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

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

                                          ITEM 15(A)

                                               SCHEDULE II -- VALUATION AND
                                                   QUALIFYING ACCOUNTS

                                           BALANCE AT
                                           BEGINNING    COSTS AND                         BALANCE AT
                                           OF PERIOD    EXPENSES    OTHER   DEDUCTIONS   END OF PERIOD
                                           ----------   ---------   -----   ----------   -------------
2003.....................................   $109,156    $479,267    $ --     $467,770      $120,653
2002.....................................   $101,175    $396,605    $ --     $388,624      $109,156
2001.....................................   $106,819    $336,218    $ --     $341,862      $101,175

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

 3.100   Certificate of Incorporation of Spectrum Healthcare
         Services, Inc. dated January 18, 1994*
 3.101   Certificate of Amendment of Restated Certificate of
         Incorporation of Spectrum Healthcare Services, Inc. dated
         July 21, 1997*
 3.102   Amended and Restated Bylaws of Spectrum Healthcare Services,
         Inc.*
 3.103   Certificate of Incorporation of Spectrum Occupational Health
         Services, Inc. dated August 30, 1994*
 3.104   Certificate of Amendment of Certificate of Incorporation of
         Spectrum Primary Care, Inc. (f/k/a Spectrum Occupational
         Health Services, Inc.) dated November 3, 1994*
 3.105   Bylaws of Spectrum Occupational Health Services, Inc.*
 3.106   Certificate of Incorporation of Spectrum Healthcare
         Resources, Inc. dated November 3, 1994*
 3.107   Bylaws of Spectrum Healthcare Resources, Inc.*
 3.108   Certificate of Incorporation of Spectrum Healthcare
         Resources of Delaware, Inc. dated November 3, 1994*
 3.109   Bylaws of Spectrum Healthcare Resources of Delaware, Inc.*
 3.110   Certificate of Incorporation of Spectrum Primary Care of
         Delaware, Inc. dated November 3, 1994*
 3.111   Bylaws of Spectrum Primary Care of Delaware, Inc.*
 3.112   Certificate of Incorporation of Spectrum Healthcare, Inc.
         dated December 5, 1996*
 3.113   Bylaws of Spectrum Healthcare, Inc.*
 3.114   Certificate of Incorporation of Spectrum Cruise Care, Inc.
         dated July 11, 1996*
 3.115   Bylaws of Spectrum Cruise Care, Inc.*
 3.116   Certificate of Incorporation of Spectrum Healthcare
         Nationwide, Inc. dated May 10, 2001*
 3.117   Bylaws of Spectrum Healthcare Nationwide, Inc.*
 3.118 Certificate of Incorporation of Kelly Medical Corporation dated August 13, 1985*
 3.119   Amended and restated bylaws of Kelly Medical Corporation*
 3.120   Certificate of Incorporation of Medical Services, Inc. dated
         February 4, 1992*
 3.121   Amended and restated bylaws of Medical Services, Inc.*
 3.122   Certificate of Incorporation of Health Care Alliance, Inc.
         dated January 4, 1995*
 3.123   Amended and restated bylaws of Health Care Alliance, Inc.*
 3.124 Certificate of Amendment to the Articles of Incorporation of Kelly Medical Corporation dated September 16, 2002*
 3.126   Articles of Incorporation of Correctional Healthcare
         Solutions, Inc., dated December 2, 2002*
 3.127   Articles of Amendment to Articles of Incorporation of
         Correctional Healthcare Solutions, Inc., dated December 4,
         2002*
 3.128   Bylaws of Correctional Healthcare Advantage, Inc.*
 3.129   Certificate of Incorporation of Physicians Underwriting
         Group, Ltd., dated February 26, 2003*
 3.130   Memorandum of Association of Physicians Underwriting Group,
         Ltd.*
 3.131   Articles of Association of Physicians Underwriting Group,
         Ltd.*
 3.132   Articles of Incorporation of Greenbrier Emergency
         Physicians, Inc. dated April 10, 2003*
 3.133   Bylaws of Greenbrier Emergency Physicians, Inc.*
 3.134   Certificate and Articles of Organization of Team Health
         Contracting Midwest, LLC dated July 1, 2003*
 4.1     Indenture dated as of March 12, 1999 by and among Team
         Health, Inc. the Guarantors listed on the signature pages thereto and the United States Trust Company of New York.*

 4.2     Supplemental Indenture dated March 28, 2001*
 4.3     Supplemental Indenture dated September 3, 2001*
 4.4     Supplemental Indenture dated May 31, 2002*
 4.5     Supplemental Indenture dated November 11, 2002*
 4.6     Supplemental Indenture dated September 9, 2003*
 9.1 Stockholders Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
         Pacific Physicians Services, Inc., and certain other stockholders of the Team Health, Inc. who are from time to time party hereto.*
 9.2 Securityholders Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health Holdings, L.L.C. who are from time to time party thereto.*
10.1 Registration Rights Agreement dated as of March 12, 1999 by and among Team Health, Inc., the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette
         Securities Corporation, NationsBanc Montgomery Securities
         LLC and Fleet Securities, Inc.*
10.2 Purchase Agreement dated as of March 5, 1999 by and among Team Health, Inc. and the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette Securities
         Corporation, NationsBanc Montgomery Securities LLC and Fleet
         Securities, Inc.*
10.3     Equity Deferred Compensation Plan of Team Health, Inc.
         effective January 25, 1999.*
10.4 Management Services Agreement dated as of March 12, 1999 by and among Team Health, Inc., Madison Dearborn Partners II,
         L.P., Beecken, Petty & Company, L.L.C. and Cornerstone
         Equity Investors LLC.*
10.5 Registration Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
         Pacific Physician Services, Inc. and certain other stockholders of Team Health, Inc. who are from the to time party thereto.*
10.6 Registration Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health, Inc. who are from time to time party thereto.*
10.7 Trust Agreement dated as of January 25, 1999 by and among Team Health, Inc. and The Trust Company of Knoxville.*
10.8 Credit Agreement dated as of March 12, 1999 by and among Team Health, Inc., the banks, financial institutions and other institutional lenders named herein, Fleet National
         Bank, NationsBank, N.A., NationsBanc Montgomery Securities
         LLC and Donaldson, Lufkin & Jenrette Securities
         Corporation.*
10.9     Sheer Ahearn & Associates Plan Provision Nonqualified Excess
         Deferral Plan effective September 1, 1998.*
10.10    Amendment and Restatement of Emergency Professional
         Services, Inc. Deferred Compensation Plan effective January
         31, 1996.*
10.11    Lease Agreement dated August 27, 1992 between Med: Assure
         Systems and Winston Road Properties for our corporate headquarters located at 1900 Winston Road, Knoxville, TN.*
10.12    Lease Agreement dated August 27, 1999 between Americare
         Medical Services, Inc. and Winston Road Properties for space located at 1900 Winston Road, Knoxville, TN.*
10.13    1999 Stock Option Plan of Team Health, Inc.*
10.14    Form of Employment Agreement for Dr. Massingale and Messrs.
         Hatcher, Sherlin, Joyner and Jones.*
10.15    Amendment No. 1 to Credit Agreement*
10.16    Amendment No. 1 to Security Agreement*
10.17    Amendment No. 2 to Credit Agreement*

10.18    Credit Agreement dated May 1, 2002 among Team Health, Inc.,
         The Banks, Financial Institutions and Other Institutional
         Lenders Named Therein, Fleet National Bank, Bank of America,
         N.A., and Banc of America Securities, LLC*
10.19    Amendment No. 1 to Credit Agreement dated May 1, 2002*
10.20    Amendment No. 2 to Credit Agreement dated May 1, 2002*
14.1     Code of Ethics**
21.      Subsidiaries of Registrant.**
31.1     Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2     Certification by Robert J. Abramowski pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

---------------

 * Previously filed by the Company in its prior S-4 Registration Statement and subsequent filings with the Securities and Exchange Commission.

** Filed herewith.