Form 10-Q
period 2004-03-31
TEAM HEALTH INC
filed 2004-05-10
CIK 1086795

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


    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.


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

     Common Stock par value $0.01 per share -- 9,787,372 shares as of May 7, 2004.

(1) This Form 10-Q Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 9% Senior Subordinated Notes due 2012.

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

                               TEAM HEALTH, INC.

                     QUARTERLY REPORT FOR THE THREE MONTHS
                              ENDED MARCH 31, 2004

                                                                       PAGE
                                                                       ----
                      PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................    2
         Consolidated Balance Sheets -- March 31, 2004 and December      2
         31, 2003....................................................
         Consolidated Statements of Operations -- Three months ended     3
         March 31, 2004 and 2003.....................................
         Consolidated Statements of Cash Flows -- Three months ended     4
         March 31, 2004 and 2003.....................................
         Notes to Consolidated Financial Statements..................    5
Item 2.  Management's Discussion and Analysis of Financial Condition    13
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market          20
         Risk........................................................
Item 4.  Controls and Procedures.....................................   20
                        PART 2.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   22
Signatures...........................................................   23

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  45,624     $ 100,964
  Accounts receivable, net..................................     167,275       167,957
  Prepaid expenses and other current assets.................       8,678         4,243
  Receivables under insured programs........................      50,252        62,527
                                                               ---------     ---------
Total current assets........................................     271,829       335,691
Property and equipment, net.................................      18,713        19,967
Other intangibles, net......................................      15,648        16,990
Goodwill....................................................     167,665       167,665
Deferred income taxes.......................................      99,878        96,881
Receivables under insured programs..........................      58,869        60,697
Other.......................................................      26,183        33,158
                                                               ---------     ---------
                                                               $ 658,785     $ 731,049
                                                               =========     =========
                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  18,773     $  15,169
  Accrued compensation and physician payable................      70,920        76,557
  Other accrued liabilities.................................      68,146        82,876
  Income taxes payable......................................       3,888         9,948
  Current maturities of long-term debt......................      10,750        43,528
  Deferred income taxes.....................................      21,061        20,884
                                                               ---------     ---------
Total current liabilities...................................     193,538       248,962
Long-term debt, less current maturities.....................     427,500       255,887
Other non-current liabilities...............................     185,579       182,557
Mandatory redeemable preferred stock........................          --       158,846
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,077 shares issued at March 31, 2004 and 10,069 shares
  issued at December 31, 2003...............................         101           101
Additional paid in capital..................................         736           703
Retained earnings (deficit).................................    (145,037)     (113,813)
Less -- treasury shares at cost.............................      (3,632)       (1,045)
Accumulated other comprehensive loss........................          --        (1,149)
                                                               ---------     ---------
                                                               $ 658,785     $ 731,049
                                                               =========     =========

                 See accompanying notes to financial statements

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $397,302   $350,139
Provision for uncollectibles................................   135,892    111,725
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   261,410    238,414
Cost of services rendered
  Professional service expenses.............................   194,711    181,996
  Professional liability costs..............................    16,274     61,542
                                                              --------   --------
     Gross profit (loss)....................................    50,425     (5,124)
General and administrative expenses.........................    24,694     21,463
Management fee and other expenses...........................       157        125
Depreciation and amortization...............................     3,485      5,523
Interest expense, net.......................................     7,318      6,215
Refinancing costs...........................................    14,731         --
                                                              --------   --------
  Earnings (loss) before income taxes.......................        40    (38,450)
Provision (benefit) for income taxes........................        76    (13,641)
                                                              --------   --------
Net loss....................................................       (36)   (24,809)
Dividends on preferred stock................................     3,602      3,561
                                                              --------   --------
  Net loss attributable to common stockholders..............  $ (3,638)  $(28,370)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $     (36)  $ (24,809)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      3,485       5,523
  Amortization of deferred financing costs..................        300         356
  Refinancing costs.........................................      6,225          --
  Provision for uncollectibles..............................    135,892     111,725
  Deferred income taxes.....................................     (3,524)    (22,534)
  Loss on sale of equipment.................................         31          --
  Equity in joint venture loss (income).....................       (218)         59
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (135,210)   (114,681)
  Prepaid expenses and other current assets.................     (5,644)     (3,754)
  Income tax payable........................................     (6,060)      8,616
  Receivables under insured programs........................     14,103       2,745
  Accounts payable..........................................      3,604          33
  Accrued compensation and physician payable................    (13,226)     (3,835)
  Other accrued liabilities.................................     (2,446)     (2,126)
  Professional liability reserves...........................      1,543      52,307
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........     (1,181)      9,625
INVESTING ACTIVITIES
Purchases of property and equipment.........................       (925)     (3,229)
Cash paid for acquisitions, net.............................     (1,548)     (1,571)
Purchase of investments.....................................       (276)     (1,694)
Other investing activities..................................      9,517        (765)
                                                              ---------   ---------
Net cash provided by (used in) investing activities.........      6,768      (7,259)
FINANCING ACTIVITIES
Payments on notes payable...................................   (291,165)     (2,250)
Proceeds from notes payable.................................    430,000          --
Payment of deferred financing costs.........................     (7,161)         --
Proceeds from sales of common stock.........................         41          --
Purchase of treasury stock..................................     (2,609)         --
Dividends paid on common shares.............................    (27,585)         --
Redemption of preferred shares..............................   (162,448)         --
                                                              ---------   ---------
Net cash used in financing activities.......................    (60,927)     (2,250)
                                                              ---------   ---------
Net increase (decrease) in cash.............................    (55,340)        116
Cash and cash equivalents, beginning of period..............    100,964      47,789
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  45,624   $  47,905
                                                              =========   =========
Interest paid...............................................  $  10,263   $   9,001
                                                              =========   =========
Taxes paid..................................................  $   9,975   $     494
                                                              =========   =========

                 See accompanying notes to financial statements

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2003 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K Equivalent.

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

                               TEAM HEALTH, INC.

NOTE 3.  NET REVENUE

     Net revenue for the three months ended March 31, 2004 and 2003, respectively, consisted of the following (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Fee for service revenue.....................................  $284,939   $246,420
Contract revenue............................................   105,031     96,707
Other revenue...............................................     7,332      7,012
                                                              --------   --------
                                                              $397,302   $350,139
                                                              ========   ========

NOTE 4.  OTHER INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of March 31, 2004 and December 31, 2003 (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of March 31, 2004:
  Contracts................................................     $35,614         $20,228
  Other....................................................         448             186
                                                                -------         -------
     Total.................................................     $36,062         $20,414
                                                                =======         =======
As of December 31, 2003:
  Contracts................................................     $35,614         $18,898
  Other....................................................         448             174
                                                                -------         -------
     Total.................................................     $36,062         $19,072
                                                                =======         =======
Aggregate amortization expense:
  For the three months ended March 31, 2004................     $ 1,342
                                                                =======
Estimated amortization expense:
  For the year ended December 31, 2004.....................     $ 5,365
  For the year ended December 31, 2005.....................       4,147
  For the year ended December 31, 2006.....................       2,582
  For the year ended December 31, 2007.....................       2,151
  For the year ended December 31, 2008.....................       1,798

     As of March 31, 2004, the Company may have to pay up to $9.2 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2004. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the three months ended March 31, 2004, the Company made a $1.5 million deferred cash payment related to a previous acquisition.

NOTE 5.  LONG-TERM DEBT

     Effective March 23, 2004, the Board of Directors of the Company authorized the redemption of the Company's 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including

                               TEAM HEALTH, INC.

accrued dividends. The Company's Board of Directors also declared a cash dividend to shareholders of record as of March 18, 2004, in the amount of approximately $27.6 million which was paid on March 23, 2004. The Board of Directors also authorized a compensatory payment to holders of stock options in lieu of a cash dividend in the amount of approximately $2.4 million of which $1.3 million was paid and expensed on March 23, 2004 with the balance of $1.1 million to be paid and expensed in future periods as such stock options vest. The Company's long-term debt in existence prior to the aforementioned transactions was refinanced in conjunction therewith.

     Effective March 23, 2004, the Company completed a tender offer for its outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.0 million. As a result of the tender offer, approximately $91.8 million of the 12% Senior Subordinated Notes were repaid and in addition a related call premium of approximately $7.5 million was paid on March 23, 2004. The remainder of the approximately $8.2 million 12% Senior Subordinated Notes outstanding were subsequently repaid on April 21, 2004 along with an estimated call premium of approximately $0.7 million. The Company issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012. In addition, on March 23, 2004, the Company entered into a new senior credit facility agreement with a group of banks. The new senior credit facilities, along with existing cash totaling $65.1 million, were used to finance a portion of the aforementioned transactions and to refinance the Company's outstanding bank term loans as well as to provide for a new revolving credit facility.

     The new senior credit facilities consist of the following:

     - $80.0 million Senior Secured Revolving Credit Facility

     - $250.0 million Senior Secured Term Loan B

     The initial interest rates for any senior revolving credit facility borrowings are equal to either the eurodollar rate plus 2.75% or the agent bank's base rate plus 1.75%. Thereafter, the revolver interest rates are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the eurodollar rate plus 3.25% or initially the agent bank's base rate plus 1.75%.

     Any amounts outstanding under the revolver are due six years from the date of the senior credit agreement. The $250.0 million Term Loan B is due seven years from the date of the senior credit agreement. The payments due under Term Loan B are as follows (in thousands):

June 30, 2004 -- 2010.......................................  $ 15,625
September 30, 2010..........................................    58,750
December 31, 2010...........................................    58,750
March 23, 2011..............................................   116,875
                                                              --------
                                                              $250,000
                                                              ========

     The new senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage and leverage ratios. In addition, the new senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow" as defined in the agreement.

     The Company was obligated under the terms of the new senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements at amounts such that 50% of

                               TEAM HEALTH, INC.

the Company's funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. Subsequent to March 31, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term B loan to a fixed rate of 3.2% through March 31, 2007.

     The Company also has in place an existing forward interest rate swap agreement that effectively converted $62.5 million of the Company's prior floating-rate borrowings to 3.86% fixed-rate borrowings through April 30, 2005. As a result of repayment of the underlying borrowings during the three months ended March 31, 2004, the Company recorded as additional interest expense of approximately $1.7 million in the period related to the interest rate swap agreement to reflect its value on a mark-to-market basis.

     Long-term debt as of March 31, 2004 following the refinancing transactions noted above consisted of the following (in thousands):

Term Loan B.................................................  $250,000
9% Senior Subordinated Notes................................   180,000
12% Senior Subordinated Notes...............................     8,250
                                                              --------
                                                               438,250
Less current portion........................................    10,750
                                                              --------
                                                              $427,500
                                                              ========

     The interest rate at March 31, 2004 was 4.36% for the new Term Loan B. The Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at March 31, 2004. No funds have been borrowed under the revolving credit facility as of March 31, 2004, but the Company had $3.1 million of standby letters of credit outstanding against the revolving credit facility commitment.

     In conjunction with entering into the new senior credit facilities and the partial redemption of its 12% Subordinated Notes as of March 23, 2004, the Company recognized refinancing costs of approximately $14.7 million ($9.0 million net of related income tax benefit of $5.7 million) principally relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the incurrence of a call premium to redeem its outstanding subordinated notes.

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

                               TEAM HEALTH, INC.

providing for an actuarial estimate of losses for professional liability claims incurred but not reported since March 12, 2003.

     The Company's decision to forego commercial professional liability insurance in favor of a captive insurance company and a self-insured program was, in part, based on the results of an actuarial study. The actuarial study was prepared to provide the Company with an actuarial estimate of the current annual cost of its professional liability claim losses and related expenses and also to estimate the Company's potential exposure to prior period losses under the $130.0 million aggregate policy limit. The foregoing actuarial study included numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The results of the actuarial study included a projection that the Company would incur a loss resulting from claims for the covered periods exceeding the $130.0 million aggregate insurance company loss limit under the previous policy. Such loss estimate, discounted at 4% over the projected future payment periods, totaled $50.8 million. The Company had previously recorded this loss estimate in its statement of operations for the three months ended March 31, 2003.

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

     The Company's most recent actuarial study was completed in April 2004. The results of such actuarial study are included in the Company's statement of operations for the three months ended March 31, 2004. Such results validated the Company's reserves for professional liability losses for prior periods.

NOTE 7.  STOCK OPTIONS

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three months ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
Net loss attributable to common stockholders, as reported...  $(3,638)  $(28,370)
Add: Stock-based employee compensation expense included in
  reported net loss attributable to common stockholders, net
  of related tax effects....................................        8          3
Deduct: Total stock-based employee compensation expense
  determined under the fair value method for all awards, net
  of related tax effects....................................      (39)       (25)
                                                              -------   --------
Pro forma net loss attributable to common stockholders......  $(3,669)  $(28,392)
                                                              =======   ========

                               TEAM HEALTH, INC.

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

  ACQUISITION PAYMENTS

     As of March 31, 2004, the Company may have to pay up to $9.2 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2004. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

  OFFICE OF INSPECTOR GENERAL INFORMATION REQUEST

     On March 30, 2004, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General located in Concord, California requesting certain information for the period 1999 to present relating to its billing practices. It is the Company's policy to fully cooperate with the requests of government agencies. Due to the lack of information available to the Company at this time relating to the subpoena, we are unable to ascertain the significance of the information request. Management believes that its billing practices are in substantial compliance with all regulatory requirements. Management at this

                               TEAM HEALTH, INC.

time can not predict the outcome of the matter and whether it will have a material adverse effect on the Company's business, financial condition or results of operations.

  POTENTIAL TAX ASSESSMENT

     The Company had previously received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) relating to audits of its federal corporate income tax returns for 2000 and 2001. As the result of receiving a favorable ruling by the Office of the Regional Director of Appeals in connection with the 1999 tax returns of two of its affiliated professional corporations, the Company has subsequently been verbally advised by the local agent that the proposed adjustments for the Company's 2000 and 2001 federal corporate income tax returns have been rescinded. The Company is currently awaiting formal confirmation of the agent's decision by the IRS.

  TRICARE PROGRAM

     During the three months ended March 31, 2004, the Company derived approximately $61.8 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

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

     The Department of Defense is currently in the process of determining how it will procure the civilian positions that it will require going forward. To date only a small percentage of the existing staffed positions have been awarded. The government is considering "rolling over" some of the positions into the new managed care contracts in a similar arrangement to today's current resource sharing program. Additionally, the government will utilize direct government contracting vehicles to procure some of the existing as well as new staffing arrangements. The Company expects to competitively bid for most of the existing positions as well as new positions.

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues, margins and financial condition may be materially adversely affected.

                               TEAM HEALTH, INC.

NOTE 9.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
Net loss attributable to common shareholders................  $(3,638)  $(28,370)
Net change in fair value of interest rate swaps.............    1,149        (54)
                                                              -------   --------
Comprehensive loss..........................................  $(2,489)  $(28,424)
                                                              =======   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We believe we are among the largest national providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States and the largest provider of outsourced physician staffing and administrative services to military treatment facilities. In addition to providing physician staffing, we also provide a broad array of non-physician health care services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.

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

  REVENUE RECOGNITION

     Net Revenue. A significant portion (71.7%) of the Company's revenue in the three months ended March 31, 2004, resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     The Company's commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. The Company in March 2003 had an actuarial projection made of its potential exposure for losses under the provisions of its commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that the Company would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, the Company recorded a loss estimate, discounted at 4%, of $50.8 million in its statement of operations for the three months ended March 31, 2003.

     The payment of any losses realized by the Company under the aggregate loss provision discussed above will only be after the Company's previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, the Company's portion of its loss exposure under the aggregate policy feature, if realized, is not expected to result in a cash outflow in 2004.

     Since March 12, 2003, the Company's professional liability costs consist of annual projected costs resulting from an actuarial study along with the cost of certain professional liability commercial insurance premiums and programs available to the Company that remain in effect. The provisions for professional liability costs will fluctuate as a result of several factors, including hours of exposure as measured by hours of physician and related professional staff services as well as actual loss development trends. As noted above, due to the long pattern of payout for such exposures, the Company anticipates that a substantial portion of such latter amount will not be realized in the form of actual cash outlays from the Company's captive insurance subsidiary until periods beyond 2004.

     The Company's provisions for losses under the aggregate loss limits of its policy in effect prior to March 12, 2003, and under its captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial reevaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to the Company's previous loss estimates.

  IMPAIRMENT OF INTANGIBLE ASSETS

     In assessing the recoverability of the Company's intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

     The Company's critical accounting policies have been disclosed in its 2003 Annual Report on Form 10-K Equivalent. There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2004.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net loss as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Net revenue.................................................  152.0%   146.9%
Provision for uncollectibles................................   52.0     46.9
Net revenue less provision for uncollectibles...............  100.0    100.0
Professional services expenses..............................   74.5     76.3
Professional liability costs................................    6.2     25.8
Gross profit................................................   19.3     (2.1)
General and administrative expenses.........................    9.4      9.0
Management fee and other expenses...........................    0.1      0.1
Depreciation and amortization...............................    1.3      2.3
Interest expense, net.......................................    2.8      2.6
Refinancing costs...........................................    5.6       --
Earnings (loss) before income taxes.........................     --    (16.1)
Provision (benefit) from income taxes.......................     --     (5.7)
Net loss....................................................     --    (10.4)
Dividends on preferred stock................................    1.4      1.5
Net loss attributable to common stockholders................   (1.4)   (11.9)

  THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Net Revenues. Net revenues for the three months ended March 31, 2004 increased $47.2 million, or 13.5%, to $397.3 million from $350.1 million for the three months ended March 31, 2003. The increase in net revenues of $47.2 million included an increase of $38.5 million in fee-for-service revenue, $8.3 million in contract revenue and $0.3 million in other revenue. For the three month periods ended March 31, 2004 and 2003, fee-for-service revenue was 71.7% of net revenue in 2004 compared to 70.4% in 2003, contract revenue was 26.4% of net revenue in 2004 compared to 27.6% in 2003 and other revenue was 1.9% of net revenue in 2004 compared to 2.0% in 2003.

     Provision for Uncollectibles. The provision for uncollectibles was $135.9 million for the three months ended March 31, 2004 compared to $111.7 million for the three months ended March 31, 2003, an increase of

$24.2 million or 21.7%. The provision for uncollectibles as a percentage of net revenue was 34.2% for the three months ended March 31, 2004 compared to 31.9% for the three months ended March 31, 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles percentage resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates principally as a result of a payer mix shift toward more self-insured emergency department patient visits.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended March 31, 2004 increased $23.0 million, or 9.6%, to $261.4 million from $238.4 million for the corresponding three months in 2003. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $17.1 million, or 8.0%, to $230.4 million in 2004 from $213.4 million in 2003. The increase in same contract revenue of 8.0% includes the effects of both higher estimated net revenue per billing unit and increased volume between periods. Overall, same contract revenue increased approximately 7.0% between periods due to higher estimated net revenue per billing unit. Acquisitions contributed $1.6 million and new contracts obtained through internal sales contributed $23.3 million of the increase. The aforementioned increases were partially offset by $19.0 million of revenue derived from contracts that terminated during the periods.

     Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $194.7 million for the three months ended March 31, 2004 compared to $182.0 million for the three months ended March 31, 2003, an increase of $12.7 million or 7.0%. The increase of $12.7 million in professional service expenses included approximately $4.4 million resulting from acquisitions and net growth in new contract sales. The remaining increase of approximately $8.3 million resulted from increases in average rates paid per hour of provider service and increased staffing hours on a same contract basis.

     Professional Liability Costs. Professional liability costs were $16.3 million in 2004 compared with $61.5 million in 2003 for a decrease of $45.3 million. The decrease in professional liability expenses is due primarily to a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million in 2003. Excluding the $50.8 million provision, professional liability expenses increased $5.5 million between periods. The Company's cost of professional liability insurance in 2004 is based on an actuarial estimate of losses under the Company's captive insurance program. In 2003, such costs reflected premium costs under a premium based commercial insurance program.

     Gross Profit (Loss). Gross profit (loss) was a profit of $50.4 million for the three months ended March 31, 2004, compared to a loss of $5.1 million in 2003. The increase in gross profit is attributable to the effect of the aggregate provision for professional liability insurance losses of $50.8 million in 2003, net new contract growth and increased contribution from steady state operations. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended March 31, 2004 was 19.3% compared to 19.2% before the provision for excess losses for the three months ended March 31, 2003.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 increased to $24.7 million from $21.5 million for the three months ended March 31, 2003, for an increase of $3.2 million between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.4% for the three months ended March 31, 2004, compared to 9.0% for the three months ended March 31, 2003. Included in general and administrative expenses in 2004 is approximately $1.3 million related to a bonus paid to stock option holders in connection with a refinancing of the Company's debt structure. Excluding the effect of the stock option bonus expense, general and administrative expenses increased approximately $1.9 million, or 8.8%. The remaining increase in general and administrative expenses between years was principally due to increases in salaries and benefits of approximately $1.1 million and $0.9 million for professional consulting expenses related to improving its billing and collection processes.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.2 million for the three months ended March 31, 2004 and $0.1 million for the corresponding period in 2003.

     Depreciation and Amortization. Depreciation and amortization was $3.5 million for the three months ended March 31, 2004 and $5.5 million for the three months ended March 31, 2003. Amortization expense decreased by $1.9 million between periods due to certain of the Company's intangibles becoming fully amortized in 2003.

     Net Interest Expense. Net interest expense increased $1.1 million to $7.3 million for the three months ended March 31, 2004 compared to $6.2 million for the corresponding period in 2003. The increase in net interest expense is primarily due to a loss realized on hedging instruments associated with debt that was repaid on March 23, 2004.

     Refinancing Costs. The Company expensed $14.7 million of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.

     Earnings (Loss) before Income Taxes. Earnings before income taxes for the three months ended March 31, 2004 were $40,000 compared to a loss of $38.5 million for the three months ended March 31, 2003.

     Provision (Benefit) for Income Taxes. Provision for income taxes for the three months ended March 31, 2004 was $0.1 million compared to a benefit of $13.6 million for the three months ended March 31, 2003.

     Net Earnings (Loss). Net loss for the three months ended March 31, 2004 was $36,000 compared to a net loss of $24.8 million for the three months ended March 31, 2003.

     Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the three months ended March 31, 2004 and 2003, respectively, on its Class A mandatory redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance its capital expenditures and acquisitions. Funds generated from operations during the past two years, with the exception of the acquisition of a provider of medical staffing to military treatment facilities on May 1, 2002, have been sufficient to meet the aforementioned cash requirements.

     In March 2004, the Company completed a restructuring of its capital structure. The restructuring resulted in the following transactions occurring:

     - The Board of Directors of the Company authorized the redemption of the Company's 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

     - The Company completed a tender offer for its outstanding 12% Senior Subordinated Notes resulting in $91.8 million of such bonds being repaid, plus payment of a call premium of $7.5 million.

     - The Company issued new 9% Senior Subordinated Notes in the amount of $180.0 million.

     - The Company retired its existing bank debt in the amount of $199.4 million and entered into a new senior bank credit facility, including a $250.0 million senior secured term loan and an $80.0 million revolving credit facility.

     - The Company incurred and paid approximately $7.1 million in costs through March 31, 2004 (in addition to a $7.5 million call premium on its previously outstanding 12% Senior Subordinated Bonds) to complete the above transactions.

     In addition, the Board of Directors of the Company declared and paid to its shareholders a cash dividend of approximately $27.6 million on March 23, 2004. The Board of Directors also authorized a cash payment to holders of stock options in the form of a compensatory bonus in the approximate amount of $1.3 million.

     As a result of the above transactions, the Company has total debt outstanding of $438.3 million as of March 31, 2004, compared to $299.4 million as of December 31, 2003. Included in debt outstanding at March 31, 2004, is approximately $8.2 million of 12% Senior Subordinated Notes that were subsequently repaid on April 21, 2004, plus a call premium of approximately $0.7 million. The combination of additional debt outstanding at interest rates equal to or less than interest rates on its previous debt outstanding prior to the above transactions and lower balances on invested cash, both on an after-tax basis, is expected to result in an increased net of tax cash outflow for the remaining nine months of 2004 of approximately $3.7 million. Total principal payments on outstanding debt in 2004, including the elimination of an excess cash flow definition payment due under its previous bank credit facility, will decline by approximately $41.7 million from required payments prior to the refinancing.

     Cash used in operating activities in the three months ended March 31, 2004 was $1.2 million compared to cash provided by operating activities in the corresponding period in 2003 of $9.6 million. The $10.8 million decrease in cash provided by operating activities was principally due to costs associated with the refinancing as well as taxes paid during the period offset by net cash retained under the Company's self-insured professional liability insurance program. Cash provided from investing activities in the three months ended March 31, 2004 was $6.8 million compared to a use of cash in 2003 of $7.3 million. The $14.1 million increase in cash provided by investing activities was principally due to the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing, as well as reduced levels of capital expenditures in 2004. Cash used in financing activities in the three months ended March 31, 2004 and 2003 was $60.9 million and $2.3 million, respectively. The $58.6 million decrease in cash resulting from financing activities was due to the debt restructuring and dividend paid in 2004.

     The Company spent $0.9 million in the first three months of 2004 and $3.2 million in the first three months of 2003 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

     The Company has historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $1.5 million during the three months ended March 31, 2004 and $1.6 million in the corresponding period in 2003. Future contingent payment obligations are approximately $9.2 million as of March 31, 2004.

     The Company made scheduled debt maturity payments of $2.3 million in the first three months of 2003 in accordance with its applicable term loan facilities in effect at the time.

     The Company began providing effective March 12, 2003, for its professional liability risks in part through a captive insurance company. The Company prior to such date insured such risks principally through the commercial insurance market. The change in the Company's professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within the Company's captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2004, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $15.1 million.

     The Company's new senior credit facility at March 31, 2004 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $250.0 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement.

     The Company as of March 31, 2004, had total cash and cash equivalents of approximately $45.6 million and a revolving credit facility borrowing availability of $76.9 million. The Company's ongoing cash needs in the three months ended March 31, 2004 were met from internally generated operating sources and there were no borrowings by the Company under its revolving credit facility.

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

PROFESSIONAL LIABILITY INSURANCE

     A significant operating cost of the Company is the cost of providing for its professional liability losses. The Company's costs associated with professional liability losses were $16.3 million for the three months ended March 31, 2004 and $10.7 million (prior to a provision for losses in excess of an aggregate loss limit of $50.8 million) in fiscal 2003. Such costs represent a combination of premiums for the purchase of commercial insurance or through self-insurance reserve provisions. The Company's professional liability commercial insurance coverage in effect for the four-year period ended March 11, 2003, ended on such date. The Company implemented, effective March 12, 2003, a program of insurance that includes both a captive insurance company arrangement and self-insurance reserve provisions for potential losses beginning on such date. The Company's provisions for its professional liability losses are now substantially determined through actuarial studies of its projected losses. Such actuarial projected losses, in addition to considering the Company's loss experience, also include assumptions as to the frequency and severity of claims which in turn may be influenced by market expectations and experience in general.

TRICARE PROGRAM

     During the three months ended March 31, 2004, the Company derived approximately $61.8 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. The Department of Defense has a requirement for an integrated healthcare delivery system that includes a contractor managed care support contract to provide health, medical and administrative support services to its eligible beneficiaries. The Company currently provides its services through subcontract arrangements with managed care organizations that contract directly with the TRICARE program.

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

     The Department of Defense is currently in the process of determining how it will procure the civilian positions that it will require going forward. To date only a small percentage of the existing staffed positions have been awarded. The government is considering "rolling over" some of the positions into the new managed care contracts in a similar arrangement to today's current resource sharing program. Additionally, the government will utilize direct government contracting vehicles to procure some of the existing as well as new staffing arrangements. The Company expects to competitively bid for most of the existing positions as well as new positions.

     The impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program are not known or able to be estimated at this time. The Company has exclusive contracts with two of the three future prime contractors for future resource sharing. The potential success and impact on the results of operations of the Company in obtaining direct service contracts is not known or able to be estimated at this time. Alternatively, if the Department of Defense opts to terminate its existing staffing contracts and enter into a competitive bidding process for such positions across all regions, the Company's existing revenues, margins and financial condition may be materially adversely affected.

SEASONALITY

     Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to emergency departments, which are generally open on a 365 day basis, and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company was obligated under the terms of its senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements at amounts such that 50% of the Company's funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. Subsequent to March 31, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term Loan B to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to the Company's interest rate swaps agreement is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

     The Company had previously entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings. The contract had a final expiration date of April 30, 2005. As a result of the payment of the underlying borrowings in 2004, the Company realized a loss of approximately $1.7 million related to this interest rate hedge agreement to reflect its value on a mark to market basis.

     At March 31, 2004, the fair value of the Company's total debt, which has a carrying value of $438.3 million, was approximately $433.3 million. The Company had $250.0 million of variable debt outstanding at March 31, 2004. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to March 31, 2004, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     See note 8 to the consolidated financial statements for a description of legal actions to which we are party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

  4.7   Sixth Supplemental Indenture dated as of March 12, 2004.
  4.8   Indenture dated as of March 23, 2004 by and among Team
        Health, Inc. the Guarantors listed on the signature pages thereto, and the Bank of New York.
  4.9   Form of Exchange Note (included in Exhibit 4.8).
  4.10 Registration Rights Agreement dated as of March 12, 2004 by and among Team Health, Inc., the guarantors listed on the Schedule thereto, and J.P. Morgan Securities Inc., Banc of
        America Securities LLC and Merrill Lynch Pierce Fenner &
        Smith Incorporated.
 10.21 Credit Agreement, dated as of March 23, 2004 by and among Team Health, Inc., Team Health Holdings, L.L.C., the
        Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), and Bank of America, N.A.
 10.22 Security and Pledge Agreement, dated as of March 23, 2004, by and among Team Health, Inc., the Subsidiary Guarantors
        (as defined therein) and Bank of America, N.A.
 10.23 Holdings Pledge Agreement, dated as of March 23, 2004, by and among Team Health Holdings, L.L.C. and Bank of America,
        N.A.
 10.24 Borrower Pledge Agreement (Cayman Islands Subsidiary), dated as of March 23, 2004, by and among Team Health, Inc. and Bank of America, N.A.
 10.25  Team Health, Inc. Non-Qualified Supplemental Executive
        Retirement Plan dated as of January 1, 2004.
 31.1   Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2   Certification by Robert J. Abramowski pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b) Reports of Form 8-K

     On February 11, 2004, the Company furnished a Report on Form 8-K announcing its earnings for the year ended December 31, 2003.

     On February 27, 2004, the Company furnished a Report on Form 8-K relating to the announcement of its tender offer and consent solicitation for any and all of its $100.0 million aggregate principal amount of 12% Senior Subordinated Notes due 2009.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on May 10, 2004.

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