Form 10-Q
period 2004-06-30
TEAM HEALTH INC
filed 2004-08-10
CIK 1086795

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

     Common Stock par value $0.01 per share -- 9,797,555 shares as of August 6, 2004.
---------------
(1) This Form 10-Q Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 9% Senior Subordinated Notes due 2012.

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

                               TEAM HEALTH, INC.

                     QUARTERLY REPORT FOR THE THREE MONTHS
                              ENDED JUNE 30, 2004

                                                                               PAGE
                                                                               ----
Part 1.          Financial Information
Item 1.          Financial Statements (Unaudited)
                 Consolidated Balance Sheets -- June 30, 2004 and December
                 31, 2003....................................................    2
                 Consolidated Statements of Operations -- Three months ended
                 June 30, 2004 and 2003......................................    3
                 Consolidated Statements of Operations -- Six months ended
                 June 30, 2004 and 2003......................................    4
                 Consolidated Statements of Cash Flows -- Six months ended
                 June 30, 2004 and 2003......................................    5
                 Notes to Consolidated Financial Statements..................    6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   14

Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   24

Item 4.          Controls and Procedures.....................................   25

Part 2.          Other Information
Item 1.          Legal Proceedings...........................................   26
Item 2.          Changes in Securities and Use of Proceeds...................   26
Item 3.          Defaults Upon Senior Securities.............................   26
Item 4.          Submission of Matters to a Vote of Security Holders.........   26
Item 5.          Other Information...........................................   26
Item 6.          Exhibits and Reports on Form 8-K............................   26
Signatures...................................................................   27

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  54,971     $ 100,964
  Accounts receivable, net..................................     152,002       167,957
  Prepaid expenses and other current assets.................      18,258         4,243
  Receivables under insured programs........................      51,882        62,527
                                                               ---------     ---------
Total current assets........................................     277,113       335,691
Property and equipment, net.................................      17,896        19,967
Other intangibles, net......................................      14,307        16,990
Goodwill....................................................     102,555       167,665
Deferred income taxes.......................................     102,128        96,881
Receivables under insured programs..........................      51,487        60,697
Other.......................................................      33,400        33,158
                                                               ---------     ---------
                                                               $ 598,886     $ 731,049
                                                               =========     =========
                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  12,747     $  15,169
  Accrued compensation and physician payable................      70,988        76,557
  Other accrued liabilities.................................      69,080        82,876
  Income taxes payable......................................       8,195         9,948
  Current maturities of long-term debt......................       2,500        43,528
  Deferred income taxes.....................................      20,372        20,884
                                                               ---------     ---------
Total current liabilities...................................     183,882       248,962
Long-term debt, less current maturities.....................     426,875       255,887
Other non-current liabilities...............................     191,874       182,557
Mandatory redeemable preferred stock........................          --       158,846
Commitments and Contingencies
Common stock, $0.01 par value 12,000 shares authorized,
  10,081 shares issued at June 30, 2004 and 10,069 shares
  issued at December 31, 2003...............................         101           101
Additional paid in capital..................................         755           703
Retained earnings (deficit).................................    (200,953)     (113,813)
Less -- treasury shares at cost.............................      (3,532)       (1,045)
Accumulated other comprehensive loss........................        (116)       (1,149)
                                                               ---------     ---------
                                                               $ 598,886     $ 731,049
                                                               =========     =========

                 See accompanying notes to financial statements

                                TEAM HEALTH, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $388,730   $358,979
Provision for uncollectibles................................   132,736    108,848
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   255,994    250,131
Cost of services rendered
  Professional service expenses.............................   191,237    187,001
  Professional liability costs..............................    13,617     14,535
                                                              --------   --------
     Gross profit...........................................    51,140     48,595
General and administrative expenses.........................    24,124     24,460
Management fee and other expenses...........................       457        128
Depreciation and amortization...............................     3,459      5,598
Interest expense, net.......................................     7,008      6,178
Estimated impairment loss...................................    65,819         --
                                                              --------   --------
     Earnings (loss) before income taxes....................   (49,727)    12,231
Provision for income taxes..................................     6,190      4,553
                                                              --------   --------
Net earnings (loss).........................................   (55,917)     7,678
Dividends on preferred stock................................        --      3,600
                                                              --------   --------
  Net earnings (loss) attributable to common stockholders...  $(55,917)  $  4,078
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net revenue.................................................  $786,032   $709,118
Provision for uncollectibles................................   268,628    220,573
                                                              --------   --------
  Net revenue less provision for uncollectibles.............   517,404    488,545
Cost of services rendered
  Professional service expenses.............................   385,948    368,997
  Professional liability costs..............................    29,891     76,078
                                                              --------   --------
     Gross profit...........................................   101,565     43,470
General and administrative expenses.........................    48,819     45,923
Management fee and other expenses...........................       613        253
Depreciation and amortization...............................     6,944     11,121
Interest expense, net.......................................    14,326     12,393
Refinancing costs...........................................    14,731         --
Estimated impairment loss...................................    65,819         --
                                                              --------   --------
     Loss before income taxes...............................   (49,687)   (26,220)
Provision (benefit) for income taxes........................     6,266     (9,089)
                                                              --------   --------
Net loss....................................................   (55,953)   (17,131)
Dividends on preferred stock................................     3,602      7,161
                                                              --------   --------
  Net loss attributable to common stockholders..............  $(59,555)  $(24,292)
                                                              ========   ========

                See accompanying notes to financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $ (55,953)  $ (17,131)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      6,944      11,121
  Amortization of deferred financing costs..................        549         714
  Refinancing costs.........................................      6,225          --
  Estimated impairment loss.................................     65,819          --
  Provision for uncollectibles..............................    268,628     220,573
  Deferred income taxes.....................................     (6,385)    (17,032)
  Loss on sale of equipment.................................        362           3
  Equity in joint venture income............................       (565)        (91)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (252,566)   (227,140)
  Prepaid expenses and other current assets.................    (20,214)     (2,799)
  Income taxes payable......................................     (1,752)      7,118
  Receivables under insured programs........................     19,855       9,040
  Accounts payable..........................................     (2,422)     (1,644)
  Accrued compensation and physician payable................    (12,681)      2,077
  Other accrued liabilities.................................     (1,640)     (2,037)
  Professional liability reserves...........................      7,204      28,952
                                                              ---------   ---------
Net cash provided by operating activities...................     21,408      11,724
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (2,557)     (5,891)
Cash paid for acquisitions, net.............................     (2,259)     (1,571)
Purchase of investments.....................................     (2,006)     (1,864)
Other investing activities..................................      9,402        (960)
                                                              ---------   ---------
Net cash provided by (used in) investing activities.........      2,580     (10,286)
FINANCING ACTIVITIES
Payments on notes payable...................................   (300,040)    (15,090)
Proceeds from notes payable.................................    430,000          --
Payment of deferred financing costs.........................     (7,446)        (51)
Proceeds from sales of common stock.........................         47          --
Purchase of treasury stock..................................     (2,609)         --
Proceeds from sale of treasury stock........................        100
Dividends paid on common shares.............................    (27,585)         --
Redemption of preferred shares..............................   (162,448)         --
                                                              ---------   ---------
Net cash used in financing activities.......................    (69,981)    (15,141)
                                                              ---------   ---------
Net decrease in cash........................................    (45,993)    (13,703)
Cash and cash equivalents, beginning of period..............    100,964      47,789
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  54,971   $  34,086
                                                              =========   =========
Interest paid...............................................  $  15,325   $  11,639
                                                              =========   =========
Taxes paid..................................................  $  14,755   $   1,079
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

     Our business of providing healthcare staffing comprises a single reportable segment under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

     As more fully discussed in Note 10, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

                               TEAM HEALTH, INC.

NOTE 3.  NET REVENUE

     Net revenue for the three and six months ended June 30, 2004 and 2003, respectively, consisted of the following (in thousands):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
Fee for service revenue....................  $280,222   $245,511   $565,161   $491,930
Contract revenue...........................   100,803    104,743    205,835    201,451
Other revenue..............................     7,705      8,725     15,036     15,737
                                             --------   --------   --------   --------
                                             $388,730   $358,979   $786,032   $709,118
                                             ========   ========   ========   ========

NOTE 4.  IMPAIRMENT OF GOODWILL

     During the six months ended June 30, 2004, the Company derived approximately $123.9 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. Civilian staffing for the provision of health care services provided under the TRICARE program is provided through several different sources, including the direct hiring of health care related personnel by the military, contracting with managed care support contractors to provide health, medical and administrative support services to its eligible beneficiaries, and through direct contracting with health care staffing organizations. The Company has historically provided its services principally through subcontract arrangements with managed care organizations that have contracted directly with the TRICARE program.

     On August 1, 2002, the Department of Defense issued a request for proposals for the next generation of managed care support contracts, also known as the "TRICARE Contracts". The intent of the TRICARE Contracts is to replace the existing managed care support contracts on a phased-in basis between June 1 and November 1, 2004.

     The Department of Defense and its various military branches are currently in the process of procuring the civilian positions that they require going forward. The process of awarding healthcare staffing contracts by the government to date has varied by branch of the military and by military base. The award process has included soliciting requests for proposals from organizations that provide civilian health care staffing, including the use of restrictive government or military approved vendor lists, some of which do not include the Company. In other instances, the military has re-bid its business on a basis that is inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain bids has been restricted to small business or minority qualified businesses for which the Company is not eligible to even bid for the contracts.

     As of July 15, 2004, the following is a summary of the Company's military staffing revenues that are subject to re-bidding under the new TRICARE program contracting process (in thousands):

Annual revenue derived from contracts subject to
  re-bidding................................................  $210,700
Amount of revenue re-bid to date............................  $145,200
Amount of annual revenues submitted for re-bidding awarded
  to date...................................................  $132,600
Annual revenue value of bids won to date (including new
  business of $26.5 million)................................  $ 93,500
Percentage of revenue retained or new business won to total
  of annual revenue re-bidded and awarded to date...........        71%

     The total impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program is not known at this time. The remaining estimated impact on

                               TEAM HEALTH, INC.

the results of operations of the Company is dependent on the Company's ability to successfully retain its existing staffing business that is still subject to the re-bidding process, as well as winning new business as it is put out to bid by the military. In addition, the Company will experience as a result of the re-bidding process a decline in its operating margins for its military business prior to any reductions in related administrative related expenses.

     Management has concluded that the Company's existing revenues and operating margins will be materially adversely affected as a result of the re-bidding process. The Company as of June 30, 2004, had $127.9 million of goodwill related to its military staffing business prior to recognition of any impairment loss related to it. Based on the results of the re-bidding process known through July 15, 2004, along with projections of the estimated results of the remaining business to be subject to re-bidding, management has concluded that a portion of such goodwill has been impaired. The Company has recorded an estimated goodwill impairment loss based on the fair value of comparable healthcare staffing companies. The amount of estimated goodwill impairment loss recorded in the three months ended June 30, 2004 was $65.8 million. A final determination of the impairment loss will be known following the completion of the re-bidding process which is scheduled to be completed by November 1, 2004. The estimated impairment loss will be adjusted, if necessary, when such final determination is known later in 2004.

NOTE 5.  OTHER INTANGIBLE ASSETS

     The following is a summary of intangible assets and related amortization as of June 30, 2004 and December 31, 2003 (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of June 30, 2004:
  Contracts................................................     $35,614         $21,558
  Other....................................................         448             197
                                                                -------         -------
     Total.................................................     $36,062         $21,755
                                                                =======         =======
As of December 31, 2003:
  Contracts................................................     $35,614         $18,898
  Other....................................................         448             174
                                                                -------         -------
     Total.................................................     $36,062         $19,072
                                                                =======         =======
Aggregate amortization expense:
  For the three months ended June 30, 2004.................     $ 1,341
                                                                =======
  For the six months ended June 30, 2004...................     $ 2,683
                                                                =======
Estimated amortization expense:
  For the year ended December 31, 2004.....................     $ 5,365
  For the year ended December 31, 2005.....................       4,147
  For the year ended December 31, 2006.....................       2,582
  For the year ended December 31, 2007.....................       2,151
  For the year ended December 31, 2008.....................       1,798

     As of June 30, 2004, the Company may have to pay up to $8.4 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2004. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the

                               TEAM HEALTH, INC.

respective acquisition agreements. During the six months ended June 30, 2004, the Company made $2.3 million cash payments related to previous acquisitions.

NOTE 6.  PROFESSIONAL LIABILITY INSURANCE

     The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Beginning March 12, 2003, such risks are principally being provided for through a self-insurance program with a portion of such risks ("claims-made" basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements. The self-insurance program includes reserves for future claims incurred but not reported. The Company's provisions for losses under the self-insurance program are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others.

     During the three months ended June 30, 2004, the Company reduced loss estimates totaling $2.0 million recorded in prior years for professional liability claims in excess of commercially insured limits. An ongoing review of claims related to such loss estimates has now resulted in the conclusion that such claims are more likely than not to be settled or dismissed so as to result in no loss to the Company in excess of insured amounts for the applicable periods. The conclusion reached in the period was based on the time elapsed from the insured periods, the settlement of certain claims at amounts less than insured limits and a review of remaining claims by both the Company's risk managers and third-party claim examiners for the estimated dollar level exposure for reported claims.

     During the period March 12, 1999 through March 11, 2003, the primary source of the Company's coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The policy with the Company's primary insurance carrier for such coverage and period provided coverage for potential liabilities on a "claims-made" basis. The policy included the ability for the Company to be able to exercise a "tail" premium option. The option for the tail premium was exercised by the Company effective March 11, 2003, and its cost of approximately $30.6 million, was paid in April 2003. The Company had previously recorded the cost of such option over the four-year period ended March 11, 2003. The tail premium option included an aggregate limit of $130.0 million that included claims reported during the two-year period ended March 12, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003. An actuarial study of the Company's potential loss exposure under the aggregate limit of $130.0 million done prior to exercising the tail premium resulted in the Company recording a provision in the three months ended March 31, 2003 of $50.8 million for projected losses in excess of the aggregate limit. Such loss estimate was net of a discount of 4% over the projected future payment periods

     The Company's provisions for losses subsequent to March 11, 2003, that are not covered by commercial insurance company coverage are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected. In addition, the results of future actuarial studies may result in the loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

                               TEAM HEALTH, INC.

NOTE 7.  LONG-TERM DEBT

     Long-term debt as of June 30, 2004, consisted of the following (in thousands):

Term Loan B.................................................  $249,375
9% Senior Subordinated Notes................................   180,000
                                                              --------
                                                               429,375
Less current portion........................................     2,500
                                                              --------
                                                              $426,875
                                                              ========

     The Company's senior credit facilities consist of the following:

     - $80.0 million Senior Secured Revolving Credit Facility

     - $249.4 million Senior Secured Term Loan B

     The interest rates for any senior revolving credit facility borrowings are determined by reference to a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the euro dollar rate plus 3.25% or the agent bank's base rate plus 1.75%. The interest rate at June 30, 2004, was 4.84% for the Term Loan B. The Company also pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2004. No funds have been borrowed under the revolving credit facility as of June 30, 2004, but the Company had $3.9 million of standby letters of credit outstanding against the revolving credit facility commitment.

     The Company has an obligation under the terms of the senior credit facility agreement to obtain and maintain interest rate hedge agreements at amounts such that 50% of the Company's funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 29, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term B loan to a fixed rate of 3.2% through March 31, 2007.

     The Company issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012.

     Aggregate maturities of long-term debt due within one year of June 30, 2004 are currently as follows (in thousands):

2005........................................................  $  2,500
2006........................................................     2,500
2007........................................................     2,500
2008........................................................     2,500
Thereafter..................................................   419,375
                                                              --------
                                                              $429,375
                                                              ========

     The senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage and leverage ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow" as defined in the agreement.

                               TEAM HEALTH, INC.

     Effective March 23, 2004, the Company completed a tender offer for its then outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.0 million and entered into its current senior credit facilities with a group of banks. As a result of the tender offer, approximately $91.7 million of the 12% Senior Subordinated Notes were repaid and in addition a related call premium of approximately $7.5 million was paid on March 23, 2004. The remainder of the approximately $8.3 million 12% Senior Subordinated Notes outstanding were subsequently repaid on April 21, 2004, along with a call premium of approximately $0.7 million. As a result of entering into the new senior credit facilities and the redemption of its 12% Subordinated Notes, the Company recognized in the six months ended June 30, 2004, refinancing costs of approximately $14.7 million ($9.0 million net of related income tax benefit of $5.7 million) principally relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the incurrence of the call premium to redeem the 12% Senior Subordinated Notes. In addition, as a result of repayment of underlying borrowings during the three months ended March 31, 2004, the Company recorded as additional interest expense approximately $1.7 million in the three months ended March 31, 2004, related to an interest rate swap agreement to reflect its value on a mark-to-market basis. The interest rate swap agreement was terminated subsequent to March 31, 2004.

NOTE 8.  REDEMPTION OF 10% CUMULATIVE PREFERRED STOCK

     During the three months ended March 31, 2004, the Board of Directors of the Company authorized the redemption of the Company's 10% Cumulative Preferred Stock. On March 23, 2004, the Company redeemed its 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

NOTE 9.  COMMON STOCK DIVIDEND AND RELATED COMPENSATORY BONUS PAYMENT

     The Company's Board of Directors declared a cash dividend to shareholders of record as of March 18, 2004, in the amount of approximately $27.6 million which was subsequently paid on March 23, 2004. The Board of Directors also authorized a compensatory payment to holders of stock options in lieu of a cash dividend in the amount of approximately $2.4 million of which $1.3 million was paid and expensed on March 23, 2004, with the balance of $1.1 million to be paid and expensed in future periods as such stock options vest.

NOTE 10.  STOCK OPTIONS

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards. The following

                               TEAM HEALTH, INC.

table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               ---------   -------   --------   --------
Net earnings (loss) attributable to common
  stockholders, as reported..................  $(55,917)   $4,078    $(59,555)  $(24,292)
Add: Stock-based employee compensation
  expense included in reported net loss
  attributable to common stockholders, net of
  related tax effects........................         7         4          16          6
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value method for all awards, net of
  related tax effects........................       (41)      (24)        (80)       (47)
                                               --------    ------    --------   --------
Pro forma net earnings (loss) attributable to
  common stockholders........................  $(55,951)   $4,058    $(59,619)  $(24,333)
                                               ========    ======    ========   ========

NOTE 11.  CONTINGENCIES

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

  INDEMNITY

     In connection with the acquisition of a company that specializes in providing medical staff providers to military treatment facilities on May 1, 2002, subject to certain limitations, the previous shareholders of such company and its related entities have indemnified the Company up to a limit of $10.0 million relating to any potential claims asserted against the acquired company during the three years subsequent to the date of its acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

                               TEAM HEALTH, INC.

  ACQUISITION PAYMENTS

     As of June 30, 2004, the Company may have to pay up to $8.4 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2004. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

  OFFICE OF INSPECTOR GENERAL INFORMATION REQUEST

     On March 30, 2004, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General ("OIG") located in Concord, California requesting certain information for the period 1999 to present relating to the Company's billing practices. To date the Company has produced and delivered to the OIG certain requested information. The OIG to date has not provided the Company with the reason for the subpoena. However, based on conversations with a representative of the OIG and the civil division of the United States Attorney for the Northern District of California, the Company believes the focus of the OIG relates to the Company's procedures surrounding the processing of credit balances relating to its fee-for-service billing volume. Based on these same conversations, the Company believes that the basis for the issuing of this subpoena is a complaint filed by an individual on behalf of the government.

     The Company is fully cooperating with this request and has been producing and delivering to the OIG the requested documents. However, due to the lack of more specific information available to the Company at this time, we are unable to ascertain the full scope of the government's inquiry. Management believes that its billing practices are in substantial compliance with all regulatory requirements. Nevertheless, management at this time can not predict the outcome of the matter or whether it will have a material adverse effect on the Company's business, financial condition or results of operations.

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

NOTE 12.  COMPREHENSIVE EARNINGS

     The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
                                               ---------   -------   --------   --------
Net earnings (loss) attributable to common
  shareholders...............................  $(55,917)   $4,078    $(59,555)  $(24,292)
Net change in fair value of interest rate
  swaps......................................      (116)     (150)      1,034       (204)
                                               --------    ------    --------   --------
Comprehensive earnings (loss)................  $(56,033)   $3,928    $(58,521)  $(24,496)
                                               ========    ======    ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are a national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States and a provider of outsourced physician staffing and administrative services to military treatment facilities. In addition to providing physician staffing, we also provide a broad array of non-physician health care services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.

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

TRICARE PROGRAM

     During the six months ended June 30, 2004, the Company derived approximately $123.9 million of revenue for services rendered to military personnel and their dependents as a subcontractor under the TRICARE program administered by the Department of Defense. Civilian staffing for the provision of health care services provided under the TRICARE program is provided through several different sources, including the direct hiring of health care related personnel by the military, contracting with managed care support contractors to provide health, medical and administrative support services to its eligible beneficiaries, and through direct contracting with health care staffing organizations. The Company has historically provided its services principally through subcontract arrangements with managed care organizations that have contracted directly with the TRICARE program.

     On August 1, 2002, the Department of Defense issued a request for proposals for the next generation of managed care support contracts, also known as the "TRICARE Contracts". The intent of the TRICARE Contracts is to replace the existing managed care support contracts on a phased-in basis between June and November 2004.

     The Department of Defense and its various military branches are currently in the process of procuring the civilian positions that they require going forward. The process of awarding health care staffing contracts by the government to date has varied by branch of the military and by military base location within the various branches of the military. The award process has included soliciting requests for proposals from organizations that provide civilian health care staffing, including the use of restrictive government or military approved vendor lists, some of which do not include the Company. In other instances, the military has re-bid its business on a basis that is inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain bids has been restricted to small business or minority qualified businesses for which the Company is not eligible to even bid for the contracts.

     As of July 15, 2004, the following is a summary of the Company's military staffing revenues that are subject to re-bidding under the new TRICARE program contracting process (in thousands):

Annual revenue derived from contracts subject to
  re-bidding................................................   $210,700
Amount of revenue re-bid to date............................   $145,200
Amount of annual revenues submitted for re-bidding awarded
  to date...................................................   $132,600
Annual revenue value of bids won to date (including new
  business of $26.5 million)................................   $ 93,500
Percentage of revenue retained or new business won to total
  of annual revenue re-bidded and awarded to date...........         71%

     The total impact on the results of operations and financial condition of the Company resulting from the changes in the TRICARE Contracts program is not known at this time. The remaining impact on the results of operations of the Company is dependent on the Company's ability to successfully retain its existing staffing business that is still subject to the re-bidding process, as well as winning new business as it is put out to bid by the military. In addition, the Company will experience as a result of the re-bidding process a decline in its operating margin for its military business prior to any reductions in its administrative related expenses.

     Management has concluded that the Company's existing revenues and operating margins will be materially adversely affected as a result of the re-bidding process. The Company as of June 30, 2004, has $127.9 million of goodwill related to its military staffing business prior to recognition of any impairment loss related to it. Based on the results of the re-bidding process known through July 15, 2004, along with projections of the estimated results of the remaining business to be subject to re-bidding, management has concluded that a portion of such goodwill has been impaired. The Company has recorded an estimated goodwill impairment loss of $65.8 million in the three months ended June 30, 2004. A final determination of the impairment loss will be known following the completion of the re-bidding process which is scheduled to be completed by November 1, 2004. The estimated impairment loss will be adjusted, if necessary, when such final determination is known later in 2004.

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

  REVENUE RECOGNITION

     Net Revenue. A significant portion (71.9%) of the Company's revenue in the six months ended June 30, 2004, resulted from fee-for-service patient visits. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company's billing centers for medical coding and entering into the Company's billing systems, and the verification of each patient's submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company's billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at June 30, 2004, was 54.1 days and at December 31, 2003, was 61.2 days. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in the average days revenue outstanding of approximately 7.1 days is due to an increase in average revenues per day of approximately 1.3 days, an increase in collections relating to contract accounts receivable due principally to collections on terminated contracts of 2.1 days and increased collections relating to fee-for-service patient visits of approximately 3.7 days. Our allowance for doubtful accounts totaled $130.6 million as of June 30, 2004. Approximately 97% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the fee-for-service allowance for doubtful accounts to individual accounts or specific payor classifications, the allowance related to fee-for-service patients as of June 30, 2004, was approximately 93% of self-pay accounts outstanding as fee-for-service patient visits at June 30, 2004. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payor or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payor classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payor, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payors such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

     Methodology for Computing Allowance For Doubtful Accounts. The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the Net Revenue recognized. Fee-for-service Net Revenue Less Provision For Uncollectibles represents the Company's estimated cash to be collected from such patient visits and is estimated based on the factors noted above. The difference between gross net revenue before contractual allowances and Net Revenue Less Provision For Uncollectibles is allocated between provisions for contractual allowances and uncollectible accounts based on historical experience resulting from the adjudication of third-party payor claims or write-off of uncollectible accounts results from the Company's over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental health care programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of the Company's fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract's accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payor processing problems that are temporary in nature. Contract related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2004 and 2003.

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

     The Company's critical accounting policies have been disclosed in its 2003 Annual Report on Form 10-K Equivalent. There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2004.

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

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                 ------------------      ----------------
                                                  2004        2003       2004       2003
                                                 ------      ------      -----      -----
Net revenue....................................  151.9%      143.5%      151.9%     145.1%
Provision for uncollectibles...................   51.9        43.5        51.9       45.1
Net revenue less provision for
  uncollectibles...............................  100.0       100.0       100.0      100.0
Professional services expenses.................   74.7        74.8        74.6       75.5
Professional liability costs...................    5.3         5.8         5.8       15.6
Gross profit...................................   20.0        19.4        19.6        8.9
General and administrative expenses............    9.4         9.8         9.4        9.4
Management fee and other expenses..............    0.2         0.1         0.1        0.1
Depreciation and amortization..................    1.4         2.2         1.3        2.3
Interest expense, net..........................    2.7         2.5         2.8        2.5
Refinancing costs..............................     --          --         2.8         --
Estimated impairment loss......................   25.7          --        12.7         --
Earnings (loss) before income taxes............  (19.4)        4.8        (9.6)      (5.4)
Provision (benefit) from income taxes..........    2.4         1.8         1.2       (1.9)
Net earnings (loss)............................  (21.8)        3.0       (10.8)      (3.5)
Dividends on preferred stock...................     --         1.4         0.7        1.5
Net earnings (loss) attributable to common
  stockholders.................................  (21.8)        1.6       (11.5)      (5.0)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

     Net Revenues. Net revenues for the three months ended June 30, 2004 increased $29.8 million, or 8.3%, to $388.7 million from $359.0 million for the three months ended June 30, 2003. The increase in net revenues of $29.8 million included an increase of $34.7 million in fee-for-service revenue, offset by decreases in contract revenue of $3.9 million and $1.0 million in other revenue. For the three month periods ended June 30, 2004 and 2003, fee-for-service revenue was 72.1% of net revenue in 2004 compared to 68.4% in 2003, contract revenue was 25.9% of net revenue in 2004 compared to 29.2% in 2003 and other revenue was 2.0% of net revenue in 2004 compared to 2.4% in 2003.

     Provision for Uncollectibles. The provision for uncollectibles was $132.7 million for the three months ended June 30, 2004 compared to $108.8 million for the three months ended June 30, 2003, an increase of $23.9 million or 21.9%. The provision for uncollectibles as a percentage of net revenue was 34.1% for the three months ended June 30, 2004 compared to 30.3% for the three months ended June 30, 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates for self-pay patients. During the three months ended June 30, 2004, a provision totaling $0.9 million related to a contract receivable from a financially troubled hospital client for which collection is now doubtful was also recorded. In addition to the aforementioned factors, the increase in the provision for uncollectibles as a percentage of revenues was affected by an estimated 0.4% payer mix shift toward more self-pay patient encounters in 2004.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended June 30, 2004 increased $5.9 million, or 2.3%, to $256.0 million from $250.1 million for the corresponding three months in 2003. The increase between periods was primarily due to an increase in same contract revenue. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $5.1 million, or 2.2%, to $229.6 million in 2004 from $224.6 million in 2003. The increase in same contract revenue of 2.2% includes the net effect of higher estimated net revenue per billing unit offset by decreased overall dollar volume between periods. Same contract revenue increased approximately 3.9% between periods due to higher estimated net revenue per billing unit. While same contract fee-for-service volumes increased approximately 1.0% between periods, contract revenues declined due to lower billable hours in the Company's locum tenens and radiology staffing contract based services, principally as a result of terminating certain operating services and contracts in those staffing areas. A decline in other revenue of approximately $1.0 million between years is principally due to favorable managed care payer settlements received in 2003 totaling $1.2 million related to disputed billings on prior years' claims.

     Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $191.2 million for the three months ended June 30, 2004 compared to $187.0 million for the three months ended June 30, 2003, an increase of $4.2 million or 2.3%. The increase of $4.2 million in professional service expenses included approximately $2.2 million resulting from increases in steady state contract costs. The increase of approximately $2.2 million resulted principally from increases in average rates paid per hour of provider service on a same contract basis.

     Professional Liability Costs. Professional liability costs were $13.6 million in 2004 compared with $14.5 million in 2003 for a decrease of $0.9 million. The decrease in professional liability expenses includes the reduction of $2.0 million of self-insured retention reserves for excess limits provided to certain physicians in prior years as a result of a review of remaining outstanding claims and estimated loss exposures there under. A review of remaining outstanding claims resulted in the conclusion that such claims are now more likely than not to be settled within policy limits.

     Gross Profit. Gross profit was $51.1 million for the three months ended June 30, 2004, compared to $48.6 million in 2003. The increase in gross profit is attributable to an increased contribution from steady state contracts (including the $2.0 million reduction in certain professional liability reserves) partially offset by lower gross profit due to terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended June 30, 2004 was 20.0% compared to 19.4% for the three months ended June 30, 2003.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004 decreased to $24.1 million from $24.4 million for the three months ended June 30, 2003, for a decrease of $0.3 million between periods or 1.4%. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.4% for the three months ended June 30, 2004, compared to 9.8% for the three months ended June 30, 2003. The decrease in general and administrative expenses between years was principally due to decreases in management incentive costs of approximately $1.4 million and in legal and consulting costs of approximately $0.7 million related to a disputed contract settlement in 2003, offset by increases in salaries and benefits of $1.4 million and an increase of $0.9 million for professional consulting expenses relating to improving our billing and collection processes.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.5 million for the three months ended June 30, 2004 and $0.1 million for the corresponding period in 2003. Other operating expenses in 2004 included a loss on asset disposal totaling $0.3 million.

     Estimated Impairment Loss. During the three months ended June 30, 2004, an estimated impairment loss in the amount of $65.8 million was recorded related to goodwill associated with our military staffing business. The results of the re-bidding of our healthcare staffing contracts under the military's Tricare Program to date has indicated a net loss of contract revenues and margin related to such staffing services. Based on the results of the re-bidding to date and an estimate of contract re-bidding still to occur through November 1, 2004, an impairment analysis using expected future cash flows and estimated fair market values relating to the underlying business to which the goodwill applies indicated that the goodwill previously recorded in the amount of $127.9 million was impaired. The estimated impairment loss recorded of $65.8 million is subject to further adjustment and finalization following completion of the military's re-bidding process now scheduled to be completed by November 1, 2004.

     Depreciation and Amortization. Depreciation and amortization was $3.5 million for the three months ended June 30, 2004 and $5.6 million for the three months ended June 30, 2003. Amortization expense decreased by $1.9 million between periods due to certain of the Company's intangibles becoming fully amortized in 2003.

     Net Interest Expense. Net interest expense increased $0.8 million to $7.0 million for the three months ended June 30, 2004 compared to $6.2 million for the corresponding period in 2003. The increase in net interest expense includes approximately $2.2 million due to an increased level of net outstanding debt between periods, partially offset by lower interest rates between periods.

     Earnings (Loss) before Income Taxes. Loss before income taxes for the three months ended June 30, 2004, was a loss of $49.7 million compared to earnings of $12.2 million for the three months ended June 30, 2003.

     Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 2004 was $6.2 million compared to $4.6 million for the three months ended June 30, 2003.

     Net Earnings (Loss). Net loss for the three months ended June 30, 2004 was a loss of $55.9 million compared to net earnings of $7.7 million for the three months ended June 30, 2003.

     Dividends on Preferred Stock. In the three months ended June 30, 2003, we incurred $3.6 million of dividends on our then outstanding Class A mandatory redeemable preferred stock.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     Net Revenues. Net revenues for the six months ended June 30, 2004 increased $76.9 million, or 10.8%, to $786.0 million from $709.1 million for the six months ended June 30, 2003. The increase in net revenues of $76.9 million included an increase of $73.2 million in fee-for-service revenue and $4.4 million in contract revenue offset by a decrease of $0.7 million in other revenue. For the six month periods ended June 30, 2004 and 2003, fee-for-service revenue was 71.9% of net revenue in 2004 compared to 69.4% in 2003, contract revenue was 26.2% of net revenue in 2004 compared to 28.4% in 2003 and other revenue was 1.9% of net revenue in 2004 compared to 2.2% in 2003.

     Provision for Uncollectibles. The provision for uncollectibles was $268.6 million for the six months ended June 30, 2004 compared to $220.6 million for the six months ended June 30, 2003, an increase of $48.0 million or 21.8%. The provision for uncollectibles as a percentage of net revenue was 34.2% for the six months ended June 30, 2004 compared to 31.1% for the six months ended June 30, 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles percentage resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates for self-pay patients. In addition, the increase in the provision for uncollectibles as a percentage of revenue was affected by an estimated 0.9% payer mix shift toward more self-insured patient encounters in 2004.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the six months ended June 30, 2004 increased $28.9 million, or 5.9%, to $517.4 million from $488.5 million for the corresponding six months in 2003. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $23.7 million, or 5.6%, to $447.6 million in 2004 from $423.9 million in 2003. The increase in same contract revenue of 5.6% is principally due to increased net revenue per billing unit as patient volumes increased less than 1% between periods. Acquisitions contributed $3.5 million and new contracts obtained through internal sales contributed $39.3 million of the increase. The aforementioned increases were partially offset by $37.7 million of revenue derived from contracts that terminated during the periods. A decline in other revenue of approximately $0.7 million between periods is principally due to favorable managed care settlements totaling $1.2 million received in 2003 related to disputed billings on prior years' claims.

     Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $385.9 million for the six months ended June 30, 2004 compared to $369.0 million for the six months ended June 30, 2003, an increase of $16.9 million or 4.6%. The increase of $16.9 million in professional service expenses included approximately $4.7 million resulting from acquisitions and net growth in new contract sales. The remaining increase of approximately $12.2 million resulted principally from increases in average rates paid per hour of provider service on a same contract basis.

     Professional Liability Costs. Professional liability costs were $29.9 million in 2004 compared with $76.1 million in 2003 for a decrease of $46.2 million. The decrease in professional liability expenses is due primarily to a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million in 2003. Excluding the $50.8 million provision, professional liability expenses increased $4.6 million between periods. The Company's cost of professional liability insurance in 2004 is based on an actuarial estimate of losses under the Company's captive insurance program. In 2003, such costs reflected premium costs under a premium based commercial insurance program in effect through March 11, 2003, with actuarial estimates of losses under the Company's self-insurance program thereafter. The increase of $4.6 million is net of the reduction of $2.0 million in 2004 of self-insured retention reserves for excess limits provided for certain physicians in prior years as a result of a review of remaining outstanding claims pertaining to such coverage periods and approximately $1.6 million in 2004 resulting from favorable actuarial results related to 2003 initial self-insured loss year reserves.

     Gross Profit. Gross profit was $101.6 million for the six months ended June 30, 2004, compared to $43.5 million in 2003. The increase in gross profit is attributable to the effect of the aggregate provision for professional liability insurance losses of $50.8 million in 2003 and increased contribution from steady state operations. Gross profit as a percentage of revenue less provision for uncollectibles for the six months ended June 30, 2004 was 19.6% compared to 19.3% before the provision for excess losses for the six months ended June 30, 2003.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2004 increased to $48.8 million from $45.9 million for the six months ended June 30, 2003, for an increase of $2.9 million between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.4% in both periods. Included in general and administrative expenses in

2004 is approximately $1.3 million related to a bonus paid to stock option holders in connection with a refinancing of the Company's debt structure. Excluding the effect of the stock option bonus expense, general and administrative expenses increased approximately $1.6 million, or 3.5%. The remaining increase in general and administrative expenses between years was principally due to increases in salaries and benefits of approximately $1.8 million and $1.7 million for professional consulting expenses related to improving our billing and collection processes partially offset by nonrecurring costs related to a legal settlement in 2003 of $0.7 million and a decrease in cost of approximately $1.2 million under our management incentive plan.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.6 million for the six months ended June 30, 2004 and $0.3 million for the corresponding period in 2003. Other operating expenses in 2004 included a loss on asset disposal totaling $0.3 million.

     Estimated Impairment Loss. During the six months ended June 30, 2004, an estimated impairment loss in the amount of $65.8 million was recorded related to goodwill associated with our military staffing business. The results of the re-bidding of our healthcare staffing contracts under the military's Tricare Program to date has indicated a net loss of contract revenues and margin related to such staffing services. Based on the results of the re-bidding to date and an estimate of contract re-bidding still to occur through November 1, 2004, an impairment analysis using expected future cash flows and estimated fair market values relating to the underlying business to which the goodwill applies indicated that the goodwill previously recorded in the amount of $127.9 million was impaired. The estimated impairment loss recorded of $65.8 million is subject to further adjustment and finalization following completion of the military's re-bidding process now scheduled to be completed by November 1, 2004.

     Depreciation and Amortization. Depreciation and amortization was $6.9 million for the six months ended June 30, 2004 and $11.1 million for the six months ended June 30, 2003. Amortization expense decreased by $3.8 million between periods due to certain of the Company's intangibles becoming fully amortized in 2003.

     Net Interest Expense. Net interest expense increased $1.9 million to $14.3 million for the six months ended June 30, 2004, compared to $12.4 million for the corresponding period in 2003. The increase in net interest expense includes approximately $2.6 million due to an increased level of net outstanding debt between periods and a realized hedge instrument loss of approximately $1.3 million in 2004 partially offset by lower interest rates and non-cash amortization of loan costs between periods.

     Refinancing Costs. The Company expensed $14.7 million of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.

     Loss before Income Taxes. Loss before income taxes for the six months ended June 30, 2004 was $49.7 million compared to $26.2 million for the six months ended June 30, 2003.

     Provision (Benefit) for Income Taxes. Provision for income taxes for the six months ended June 30, 2004 was $6.3 million compared to a benefit of $9.1 million for the six months ended June 30, 2003.

     Net Loss. Net loss for the six months ended June 30, 2004 was $56.0 million compared to a net loss of $17.1 million for the six months ended June 30, 2003.

     Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the six months ended June 30, 2004 and $7.2 million for the six months ended June 30, 2003, on its Class A mandatory redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. Funds generated from operations during the past two years, with the exception of the acquisition of a provider of medical staffing to military treatment facilities on May 1, 2002, have been sufficient to meet the aforementioned cash requirements.

     In 2004, we restructured our capital structure. The restructuring resulted in the following transactions occurring:

     - Our Board of Directors authorized the redemption of our 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

     - We completed a tender offer for our outstanding 12% Senior Subordinated Notes resulting in $100.0 million of such bonds being repaid, plus payment of a call premium of $8.2 million.

     - We issued new 9% Senior Subordinated Notes in the amount of $180.0 million.

     - We retired our existing bank debt in the amount of $199.4 million and entered into a new senior bank credit facility, including a $250.0 million senior secured term loan and an $80.0 million revolving credit facility.

     - We incurred and paid approximately $7.8 million in costs through June 30, 2004 (in addition to an $8.2 million call premium on our previously outstanding 12% Senior Subordinated Bonds) to complete the above transactions.

     In addition, the Board of Directors declared and paid to our shareholders a cash dividend of approximately $27.6 million on March 23, 2004. The Board of Directors also authorized a cash payment to holders of stock options in the form of a compensatory bonus in the approximate amount of $1.3 million.

     As a result of the above transactions, we have total debt outstanding of $429.4 million as of June 30, 2004, compared to $299.4 million as of December 31, 2003

     Cash provided from operating activities in the six months ended June 30, 2004 was $21.4 million compared to cash provided by operating activities in the corresponding period in 2003 of $11.7 million. The $9.7 million increase in cash provided by operating activities was principally due to an increase in cash collections on accounts receivable as well as net cash retained under a self-insured professional liability insurance program. Cash provided from investing activities in the six months ended June 30, 2004, was $2.6 million compared to a use of cash in 2003 of $10.3 million. The $12.9 million increase in cash provided by investing activities was principally due to the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing, as well as reduced levels of capital expenditures in 2004. Cash used in financing activities in the six months ended June 30, 2004 and 2003 was $70.0 million and $15.1 million, respectively. The $54.9 million decrease in cash resulting from financing activities was due to the debt restructuring and dividend paid in 2004.

     We spent $2.6 million in the first six months of 2004 and $5.9 million in the first six months of 2003 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

     We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $2.3 million during the six months ended June 30, 2004 and $1.6 million in the corresponding period in 2003. Future contingent payment obligations are approximately $8.4 million as of June 30, 2004.

     We made scheduled debt maturity payments of $0.6 million in the first six months of 2004 in accordance with its applicable term loan facilities in effect at the time.

     We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2004, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $21.5 million. Based on the results of our most recent actuarial report and renewal of our fronting carrier program effective June 1, 2004, anticipated cash outflow to the captive insurance company and to its third-party fronting carrier during the period July 1, 2004 through May 31, 2005, is estimated at $23.9 million.

     Our senior credit facility at June 30, 2004 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $250.0 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate "excess cash flow," as defined in the agreement.

     Approximately $210.7 million of annual revenue resulting from providing staffing services to the military has been subjected to a re-bidding process with awards effective at various dates between June 1 and November 1, 2004. Based on awards related to approximately $132.6 million of such annual revenue, we have been successful in winning existing or new business contracts of approximately $93.5 million in annual revenues or 71% of our annual revenue that has been re-bid and awarded to date. In addition, the operating margins expected to be realized from such awards have generally been lower than existing margins. Based on the results of the re-bidding awards to date and management's expectations of future awards, we expect a decline beginning in the second half of 2004 in annual earnings and cash flow from our military staffing business. We do not expect the decline in earnings and cash flow from its military staffing business, based on our estimates of such earnings and cash flow, to result in any violations of debt covenant financial ratio requirements under our senior credit agreement.

     We had as of June 30, 2004, total cash and cash equivalents of approximately $55.0 million and a revolving credit facility borrowing availability of $76.1 million. Our ongoing cash needs in the six months ended June 30, 2004 were met from internally generated operating sources and there were no borrowings under our revolving credit facility.

     We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior revolving credit facility.

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

     The Company was obligated under the terms of its senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements at amounts such that 50% of the Company's funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 29, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term Loan B to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the eurodollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to the Company's interest rate swaps agreement is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

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

     At June 30, 2004, the fair value of the Company's total debt, which has a carrying value of $429.4 million, was approximately $424.9 million. The Company had $249.4 million of variable debt outstanding at June 30, 2004. If the market interest rates for the Company's variable rate borrowings averaged 1% more during the twelve months subsequent to June 30, 2004, the Company's interest expense would increase, and earnings before income taxes would decrease, by approximately $2.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

     See note 11 to the consolidated financial statements for a description of legal actions to which we are party.

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

     (b) Reports of Form 8-K

     On April 6, 2004, the Company furnished a Report on Form 8-K relating to the announcement of the extension of the consent date with respect to its tender offer for any and all of its $100.0 million aggregate principal amount of 12% Senior Subordinated Notes due 2009.

     On April 6, 2004, the Company furnished a Report on Form 8-K relating to the announcement of the completion of its cash tender offer and consent solicitation for any and all of its $100.0 million aggregate principal amount of 12% Senior Subordinated Notes due 2009.

     On May 24, 2004, the Company furnished a Report on Form 8-K announcing its earnings for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q Equivalent to be signed on its behalf by the undersigned thereunto duly authorized in the City of Knoxville, Tennessee.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
August 10, 2004                           --------------------------------------
                                                    H. Lynn Massingale
                                                 Chief Executive Officer



                                               /s/ ROBERT J. ABRAMOWSKI
August 10, 2004                           --------------------------------------
                                                   Robert J. Abramowski
                                           Executive Vice President Finance and
                                                      Administration



                                                  /s/ DAVID P. JONES
August 10, 2004                           --------------------------------------
                                                      David P. Jones
                                                 Chief Financial Officer