Form 10-Q/A
period 2004-06-30
TEAM HEALTH INC
filed 2004-08-17
CIK 1086795

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

     Common Stock par value $0.01 per share -- 9,797,555 shares as of August 6, 2004.
---------------
(1) This Form 10-Q/A Equivalent is only being filed solely pursuant to a requirement contained in the indenture governing Team Health, Inc.'s 9% Senior Subordinated Notes due 2012.

                                EXPLANATORY NOTE

     This Form 10-Q/A Equivalent is being filed to amend and restate our Form 10-Q Equivalent for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 10, 2004. Certain of our cash flow activities were inadvertently classified as operating activities when they should have been classified as investing activities. The consolidated statements of cash flows, as well as the discussion of our results included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been corrected in this Form 10-Q/A Equivalent. As a result of the corrections, our net cash provided by operating activities for the six months ended June 30, 2004 was corrected from $21.4 million to $26.2 million and our net cash provided by investing activities was corrected from $2.6 million to net cash used in investing activities of $2.3 million.

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

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $ (55,953)  $ (17,131)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      6,944      11,121
  Amortization of deferred financing costs..................        549         714
  Refinancing costs.........................................      6,225          --
  Estimated impairment loss.................................     65,819          --
  Provision for uncollectibles..............................    268,628     220,573
  Deferred income taxes.....................................     (6,385)    (17,032)
  Loss on sale of equipment.................................        362           3
  Equity in joint venture income............................       (565)        (91)
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................   (252,566)   (227,140)
  Prepaid expenses and other current assets.................    (15,382)     (2,799)
  Income taxes payable......................................     (1,752)      7,118
  Receivables under insured programs........................     19,855       9,040
  Accounts payable..........................................     (2,422)     (1,644)
  Accrued compensation and physician payable................    (12,681)      2,077
  Other accrued liabilities.................................     (1,640)     (2,037)
  Professional liability reserves...........................      7,204      28,952
                                                              ---------   ---------
Net cash provided by operating activities...................     26,240      11,724
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (2,557)     (5,891)
Cash paid for acquisitions, net.............................     (2,259)     (1,571)
Purchase of investments.....................................     (6,838)     (1,864)
Other investing activities..................................      9,402        (960)
                                                              ---------   ---------
Net cash used in investing activities.......................     (2,252)    (10,286)
FINANCING ACTIVITIES
Payments on notes payable...................................   (300,040)    (15,090)
Proceeds from notes payable.................................    430,000          --
Payment of deferred financing costs.........................     (7,446)        (51)
Proceeds from sales of common stock.........................         47          --
Purchase of treasury stock..................................     (2,609)         --
Proceeds from sale of treasury stock........................        100
Dividends paid on common shares.............................    (27,585)         --
Redemption of preferred shares..............................   (162,448)         --
                                                              ---------   ---------
Net cash used in financing activities.......................    (69,981)    (15,141)
                                                              ---------   ---------
Net decrease in cash........................................    (45,993)    (13,703)
Cash and cash equivalents, beginning of period..............    100,964      47,789
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  54,971   $  34,086
                                                              =========   =========
Interest paid...............................................  $  15,325   $  11,639
                                                              =========   =========
Taxes paid..................................................  $  14,755   $   1,079
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

     As a result of the above transactions, we have total debt outstanding of $429.4 million as of June 30, 2004, compared to $299.4 million as of December 31, 2003

     Cash provided from operating activities in the six months ended June 30, 2004 was $26.2 million compared to cash provided by operating activities in the corresponding period in 2003 of $11.7 million. The $14.5 million increase in cash provided by operating activities was principally due to an increase in cash collections on accounts receivable as well as net cash retained under a self-insured professional liability insurance program. Cash used in investing activities in the six months ended June 30, 2004, was $2.3 million compared to a use of cash in 2003 of $10.3 million. The $8.0 million change in cash used in investing activities was principally due to the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing, as well as reduced levels of capital expenditures in 2004. Cash used in financing activities in the six months ended June 30, 2004 and 2003 was $70.0 million and $15.1 million, respectively. The $54.9 million decrease in cash resulting from financing activities was due to the debt restructuring and dividend paid in 2004.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q1A Equivalent to be signed on its behalf by the undersigned thereunto duly authorized in the City of Knoxville, Tennessee.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                    H. Lynn Massingale
                                                 Chief Executive Officer
August 16, 2004

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                           Executive Vice President Finance and
                                                      Administration
August 16, 2004

                                                  /s/ DAVID P. JONES
                                          --------------------------------------
                                                      David P. Jones
                                                 Chief Financial Officer
August 16, 2004