Form 10-Q
period 2004-09-30
TEAM HEALTH INC
filed 2004-11-12
CIK 1086795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes ☐          No ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     Common Stock par value $0.01 per share — 9,673,159 shares as of November 5, 2004.

FORWARD LOOKING STATEMENTS

      Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Team Health, Inc. (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

TEAM HEALTH, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED SEPTEMBER 30, 2004

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,048	$100,964
Accounts receivable, net	154,552	167,957
Prepaid expenses and other current assets	22,336	4,243
Receivables under insured programs	58,316	62,527
Income tax receivable	1,603	—

Total current assets	311,855	335,691
Property and equipment, net	17,729	19,967
Other intangibles, net	12,965	16,990
Goodwill	95,197	167,665
Deferred income taxes	89,965	96,881
Receivables under insured programs	44,668	60,697
Other	35,187	33,158

	$607,566	$731,049

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,767	$15,169
Accrued compensation and physician payable	74,750	76,557
Other accrued liabilities	81,265	82,876
Income taxes payable	—	9,948
Current maturities of long-term debt	2,500	43,528
Deferred income taxes	20,396	20,884

Total current liabilities	189,678	248,962
Long-term debt, less current maturities	426,250	255,887
Other non-current liabilities	192,144	182,557
Mandatory redeemable preferred stock	—	158,846
Common stock, $0.01 par value, 12,000 shares authorized, 10,085 shares issued at September 30, 2004 and 10,069 shares issued at December 31, 2003	101	101
Additional paid in capital	777	703
Retained earnings (deficit)	(197,847)	(113,813)
Less — treasury shares at cost	(3,532)	(1,045)
Accumulated other comprehensive loss	(5)	(1,149)

	$607,566	$731,049

See accompanying notes to financial statements

TEAM HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2004	2003

	(Unaudited)

	(In thousands)
Net revenue	$392,745	$385,035
Provision for uncollectibles	141,700	129,676

Net revenue less provision for uncollectibles	251,045	255,359
Cost of services rendered
Professional service expenses	186,328	188,568
Professional liability costs	14,921	17,148

Gross profit	49,796	49,643
General and administrative expenses	25,889	23,130
Management fee and other expenses	161	124
Depreciation and amortization	3,378	5,478
Interest expense, net	7,349	6,075
Estimated impairment loss adjustment	7,358	—

Earnings before income taxes	5,661	14,836
Provision for income taxes	2,555	5,458

Net earnings	3,106	9,378
Dividends on preferred stock	—	3,639

Net earnings attributable to common stockholders	$3,106	$5,739

See accompanying notes to financial statements.

TEAM HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)

	(In thousands)
Net revenue	$1,178,778	$1,094,153
Provision for uncollectibles	410,329	350,249

Net revenue less provision for uncollectibles	768,449	743,904
Cost of services rendered
Professional service expenses	572,275	557,565
Professional liability costs	44,813	93,226

Gross profit	151,361	93,113
General and administrative expenses	74,708	69,053
Management fee and other expenses	774	378
Depreciation and amortization	10,322	16,599
Interest expense, net	21,675	18,467
Refinancing costs	14,731	—
Impairment loss	73,177	—

Loss before income taxes	(44,026)	(11,384)
Provision (benefit) for income taxes	8,821	(3,630)

Net loss	(52,847)	(7,754)
Dividends on preferred stock	3,602	10,800

Net loss attributable to common stockholders	$(56,449)	$(18,554)

See accompanying notes to financial statements.

TEAM HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30

	2004	2003

	(Unaudited)

	(In thousands)
Operating Activities
Net loss	$(52,847)	$(7,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,322	16,599
Amortization of deferred financing costs	801	1,074
Refinancing costs	6,225	—
Impairment loss	73,177	—
Provision for uncollectibles	410,329	350,249
Deferred income taxes	5,720	(4,715)
Loss on sale of equipment	399	3
Equity in joint venture income	(994)	(418)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(396,778)	(358,168)
Prepaid expenses and other current assets	(20,050)	(1,562)
Income taxes payable	(11,551)	(83)
Receivables under insured programs	20,240	23,208
Accounts payable	(4,402)	(596)
Accrued compensation and physician payable	(8,638)	5,179
Other accrued liabilities	3,578	(3,992)
Professional liability reserves	14,331	31,410

Net cash provided by operating activities	49,862	50,434
Investing Activities
Purchases of property and equipment	(4,535)	(7,112)
Cash paid for acquisitions, net	(2,260)	(1,571)
Purchase of investments	(8,136)	(2,064)
Other investing activities	9,862	(429)

Net cash used in investing activities	(5,069)	(11,176)
Financing Activities
Payments on notes payable	(300,665)	(18,087)
Proceeds from notes payable	430,000	—
Payment of deferred financing costs	(7,555)	(67)
Proceeds from sales of common stock	53	—
Purchase of treasury stock	(2,609)	—
Proceeds from sale of treasury stock	100	—
Dividends paid on common shares	(27,585)	—
Redemption of preferred shares	(162,448)	—

Net cash used in financing activities	(70,709)	(18,154)

Net increase (decrease) in cash	(25,916)	21,104
Cash and cash equivalents, beginning of period	100,964	47,789

Cash and cash equivalents, end of period	$75,048	$68,893

Interest paid	$18,678	$20,562

Taxes paid	$15,310	$1,462

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K Equivalent.

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2.	Implementation of New Accounting Standards

      On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

      As more fully discussed in Note 11, the Company adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Net Revenue

      Net revenue for the three and nine months ended September 30, 2004 and 2003, respectively, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Fee for service revenue	$295,399	$271,979	$860,561	$763,910
Contract revenue	89,617	105,641	295,452	307,091
Other revenue	7,729	7,415	22,765	23,152

	$392,745	$385,035	$1,178,778	$1,094,153

Note 4.	Impairment of Goodwill

      During the nine months ended September 30, 2004, the Company derived approximately $172.4 million of revenue for services rendered to military personnel and their dependents as both a subcontractor and direct staffing provider under the TRICARE program administered by the Department of Defense.

      On August 1, 2002, the Department of Defense issued a request for proposals to re-contract its civilian healthcare staffing on a phased-in basis between June 1 and November 1, 2004. The Company was a significant sub-contractor at the time to managed care support organizations which were the primary contractors for such staffing services.

      During the second quarter of 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced health care staffing positions in a manner different than previously used to acquire such positions. The most significant announcement during the second quarter was that the military was no longer going to obtain such staffing through managed care organizations with whom the Company had previously secured a preferred subcontractor status position. Instead, the military announced that it was going to secure such positions through a competitive bidding process regardless of past incumbency in staffing such positions. The introduction of a new form of competition posed an immediate threat to the existing revenues and operating margins being experienced by the Company. Furthermore, because responsibility for such contracting within the military was turned over to government procurement officers, the aspect of pricing versus existing relationships and service levels was going to prevail in terms of vendor selection by the military. In addition, the various branches of the military established certain restrictive criteria for purposes of being eligible to even bid on certain of their staffing requests for certain proposals, some of which precluded our Company from bidding for new staffing contracts. The above noted facts and circumstances were concluded by management to be a “triggering event” under the provisions of FAS No. 142 “Goodwill and Other Intangible Assets”.

      Based on the status and results of the re-bidding process known through July 15, 2004, along with projections of the estimated results of the remaining business to be subject to re-bidding, management concluded that the Company’s revenues and operating margins would be materially adversely affected and that a portion of its goodwill related to its military business had been impaired. The Company recorded an estimated goodwill impairment loss in the three months ended June 30, 2004 of $65.8 million with a final determination of the impairment loss to be recorded following the completion of the re-bidding process by November 1, 2004.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s military staffing revenues that were subject to re-bidding under the new TRICARE program contracting process and the results of the re-bidding process (in thousands):

Annual revenue derived from contracts subject to re-bidding	$210,700
Annual revenue value of bids won (including new business of $20.1 million)	138,200
Percentage of revenue retained or new business won to total of annual revenue re-bid	66%

      The initial estimate and final determination of the impairment loss amounts as a result of the re-contracting of the Company’s military staffing contracts were determined following the provisions of SFAS No. 142. Accordingly, the Company initially estimated the fair value of its military staffing business. The fair value of the business was determined using a multiple of projected cash flows based on known contracts won as well as management’s estimate of its expectations of winning bids for remaining business contracts to be awarded by the military. The average cash flow multiple was derived from averaging the cash flow multiples for public companies in the health care staffing market over a two-year period. It was determined in the three months ended June 30, 2004, that the carrying value of the business exceeded its estimated fair value. Accordingly, the fair value at that time was allocated to the underlying net assets of the business following generally accepted accounting principles for allocating purchase prices. This included an allocation of value to contract intangibles based on a discounting of future cash flows estimated to be derived from such contracts. The aforementioned allocation process included estimates of additional business contracts yet to be awarded by the military projected to be won by the Company. The estimate of the implied goodwill resulting from the aforementioned application of the principles outlined in SFAS No. 142 resulted in an estimated impairment loss of $65.8 million being recorded in the three months ended June 30, 2004. The Company re-applied the provisions of SFAS No. 142 in the period ended September 30, 2004, using updated re-bidding results. Based on such updated re-bidding results and the application of the principles outlined in SFAS No. 142, the Company concluded that an increase of $7.4 million in its previous estimated impairment loss was required in the period ended September 30, 2004. The $7.4 million adjustment was recorded in the three months ended September 30, 2004, resulting in a total impairment loss of $73.2 million for the nine months ended September 30, 2004.

      The new military staffing contracts resulting from the re-bidding process vary as to form and duration on an individual staffing position basis. The duration of such contracts typically ranges from one year with no renewal options to renewal options on the part of the military with such option periods ranging from one to five years.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Other Intangible Assets

      The following is a summary of intangible assets and related amortization as of September 30, 2004 and December 31, 2003 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

As of September 30, 2004:
Contracts	$35,614	$22,888
Other	448	209

Total	$36,062	$23,097

As of December 31, 2003:
Contracts	$35,614	$18,898
Other	448	174

Total	$36,062	$19,072

Aggregate amortization expense:
For the three months ended September 30, 2004	$1,341

For the nine months ended September 30, 2004	$4,025

Estimated amortization expense:
For the year ended December 31, 2004	$5,366
For the year ended December 31, 2005	4,147
For the year ended December 31, 2006	2,582
For the year ended December 31, 2007	2,151
For the year ended December 31, 2008	1,798

      As of September 30, 2004, the Company may have to pay up to $8.4 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2004. These payments will be made and recorded as additional goodwill should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the nine months ended September 30, 2004, the Company made cash payments totaling $2.3 million related to previous acquisitions.

Note 6.	Professional Liability Insurance

      The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Beginning March 12, 2003, such risks are principally being provided for through a self-insurance program with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements. The self-insurance program includes reserves for future claims incurred but not reported. The Company’s provisions for losses under the self-insurance program are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others.

      During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The policy with the Company’s primary insurance carrier for such coverage and period provided coverage for

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential liabilities on a “claims-made” basis. The policy included the ability for the Company to be able to exercise a “tail” premium option. The option for the tail premium was exercised by the Company effective March 11, 2003, and its cost of approximately $30.6 million, was paid in April 2003. The Company had previously recorded the cost of such option over the four-year period ended March 11, 2003. The tail premium option included an aggregate limit of $130.0 million that included claims reported during the two-year period ended March 12, 2003, as well as all incurred but not reported claims during the period March 12, 1999 to March 11, 2003. An actuarial study of the Company’s potential loss exposure under the aggregate limit of $130.0 million done prior to exercising the tail premium resulted in the Company recording a provision in the three months ended March 31, 2003 of $50.8 million for projected losses in excess of the aggregate limit. Such loss estimate was net of a discount of 4% over the projected future payment periods.

      The Company’s provisions for losses subsequent to March 11, 2003, that are not covered by commercial insurance company coverage are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected. In addition, the results of future actuarial studies may result in the loss estimate provision under the aggregate policy limit to be further adjusted upward or downward as actual results are realized over time.

Note 7.	Long-Term Debt

      Long-term debt as of September 30, 2004, consisted of the following (in thousands):

Term Loan B	$248,750
9% Senior Subordinated Notes	180,000

428,750
Less current portion	2,500

$426,250

      The Company’s senior credit facilities consist of the following:

•	$80.0 million Senior Secured Revolving Credit Facility

•	$248.8 million Senior Secured Term Loan B

      The interest rates for any senior revolving credit facility borrowings are determined by reference to a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the Euro dollar rate plus 3.25% or the agent bank’s base rate plus 1.75%. The interest rate at September 30, 2004, was 4.84% for the Term Loan B. The Company also pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2004. No funds have been borrowed under the revolving credit facility as of September 30, 2004, but the Company had $4.2 million of standby letters of credit outstanding against the revolving credit facility commitment.

      The Company has an obligation under the terms of the senior credit facility agreement to obtain and maintain interest rate hedge agreements at amounts such that 50% of the Company’s funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 29, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term B loan to a fixed rate of 3.2% through March 31, 2007.

      The Company issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of long-term debt due within one year of September 30, 2004 are currently as follows (in thousands):

2005	$2,500
2006	2,500
2007	2,500
2008	2,500
Thereafter	418,750

$428,750

      The senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage and leverage ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow” as defined in the agreement.

      Effective March 23, 2004, the Company completed a tender offer for its then outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.0 million and entered into its current senior credit facilities with a group of banks. As a result of the tender offer, approximately $91.7 million of the 12% Senior Subordinated Notes were repaid and in addition a related call premium of approximately $7.5 million was paid on March 23, 2004. The remainder of the approximately $8.3 million 12% Senior Subordinated Notes outstanding were subsequently repaid on April 21, 2004, along with a call premium of approximately $0.7 million. As a result of entering into the new senior credit facilities and the redemption of its 12% Subordinated Notes, the Company recognized in the nine months ended September 30, 2004, refinancing costs of approximately $14.7 million ($9.0 million net of related income tax benefit of $5.7 million) principally relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the incurrence of the call premium to redeem the 12% Senior Subordinated Notes. In addition, as a result of repayment of underlying borrowings during the three months ended March 31, 2004, the Company recorded as additional interest expense approximately $1.7 million in the three months ended March 31, 2004, related to an interest rate swap agreement to reflect its value on a mark-to-market basis. The interest rate swap agreement was subsequently terminated.

Note 8.	Redemption of 10% Cumulative Preferred Stock

      During 2004, the Board of Directors of the Company authorized the redemption of the Company’s 10% Cumulative Preferred Stock. On March 23, 2004, the Company redeemed its 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

Note 9.	Common Stock Dividend and Related Compensatory Bonus Payment

      The Company’s Board of Directors declared a cash dividend to shareholders of record as of March 18, 2004, in the amount of approximately $27.6 million which was subsequently paid on March 23, 2004. The Board of Directors also authorized a compensatory payment to holders of stock options in lieu of a cash dividend in the amount of approximately $2.4 million of which $1.3 million was paid and expensed on March 23, 2004, with the balance of $1.1 million to be paid and expensed in future periods as such stock options are determined to become vested.

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes

      The Company had previously received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service relating to audits of its federal corporate income tax returns for 2000 and 2001. The Company appealed such assessment and in October 2004 received formal notice that its appeal had been successful resulting in no liability on the part of the Company. During the three months ended September 30, 2004, the Company’s reserve for interest expense relating to the proposed assessment in the amount of $2.5 million was reversed and included as a reduction of income tax expense in the period.

Note 11.	Stock Options

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Net earnings (loss) attributable to common stockholders, as reported	$3,106	$5,739	$(56,449)	$(18,554)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders, net of related tax effects	10	4	26	8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(43)	(24)	(124)	(71)

Pro forma net earnings (loss) attributable to common stockholders	$3,073	$5,719	$(56,547)	$(18,617)

Note 12.	Contingencies

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

TEAM HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is management’s belief that the Company is in substantial compliance in all material respects with such laws and regulations.

Acquisition Payments

      As of September 30, 2004, the Company may have to pay up to $8.4 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2004. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements.

Office of Inspector General Information Request

      On March 30, 2004, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (“OIG”) located in Concord, California requesting certain information for the period 1999 to present relating to the Company’s billing practices. To date the Company has produced and delivered to the OIG certain requested information. The OIG to date has not provided the Company with the reason for the subpoena. However, based on conversations with a representative of the OIG and the United States Attorney for the Northern District of California, the Company believes the focus of the OIG relates to the Company’s procedures surrounding the processing of credit balances relating to its fee-for-service billing volume. Based on these same conversations, the Company believes that the basis for the issuing of this subpoena is a complaint filed by an individual on behalf of the government.

      The Company is fully cooperating with this request and has been producing and delivering to the OIG the requested documents. However, due to the lack of more specific information available to the Company at this time, we are unable to ascertain the full scope of the government’s inquiry. Management believes that its billing practices are in substantial compliance with all regulatory requirements. Nevertheless, management at this time can not predict the outcome of the matter or whether it will have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 13.	Comprehensive Earnings

      The components of comprehensive earnings (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Net earnings (loss) attributable to common shareholders	$3,106	$5,739	$(56,449)	$(18,554)
Net change in fair value of interest rate swaps	111	349	1,144	145

Comprehensive earnings (loss)	$3,217	$6,088	$(55,305)	$(18,409)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

TRICARE Program

      During the nine months ended September 30, 2004, the Company derived approximately $172.4 million of revenue for services rendered to military personnel and their dependents as both a subcontractor and direct staffing provider under the TRICARE program administered by the Department of Defense.

      On August 1, 2002, the Department of Defense issued a request for proposals to re-contract its civilian healthcare staffing on a phased-in basis between June 1 and November 1, 2004. The Company was a significant sub-contractor at the time to managed care support organizations which were the primary contractors for such staffing services.

      During the second quarter of 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced health care staffing positions in a manner different than previously used to acquire such positions. The most significant announcement during the second quarter was that the military was no longer going to obtain such staffing through managed care organizations with whom the Company had previously secured a preferred subcontractor status position. Instead, the military announced that it was going to secure such positions through a competitive bidding process regardless of past incumbency in staffing such positions. The introduction of a new form of competition posed an immediate threat to the existing revenues and operating margins being experienced by the Company. Furthermore, because responsibility for such contracting within the military was turned over to government procurement officers, the aspect of pricing versus existing relationships and service levels was going to prevail in terms of vendor selection by the military. In addition, the various branches of the military established certain restrictive criteria for purposes of being eligible to even bid on certain of their staffing requests for certain proposals, some of which precluded our Company from bidding for new staffing contracts. The above noted facts and circumstances were concluded by management to be a “triggering event” under the provisions of FAS No. 142 “Goodwill and Other Intangible Assets”.

      Based on the status and results of the re-bidding process known through July 15, 2004, along with projections of the estimated results of the remaining business to be subject to re-bidding, management concluded that the Company’s revenues and operating margins would be materially adversely affected and that a portion of its goodwill related to its military business had been impaired. The Company recorded an estimated goodwill impairment loss in the three months ended June 30, 2004 of $65.8 million with a final determination of the impairment loss to be recorded following the completion of the re-bidding process by November 1, 2004.

      The following is a summary of the Company’s military staffing revenues that were subject to re-bidding under the new TRICARE program contracting process and the results of the re-bidding process (in thousands):

Annual revenue derived from contracts subject to re-bidding	$210,700
Annual revenue value of bids won (including new business of $20.1 million)	138,200
Percentage of revenue retained or new business won to total of annual revenue re-bid	66%

      The Company reviewed as of September 30, 2004, its previously recorded goodwill impairment loss estimate based on updated re-bidding results through November 1, 2004. As a result of such review, management concluded that recorded remaining goodwill of $62.1 million had been further impaired by $7.4 million with such loss recorded in the three months ended September 30, 2004.

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

      Our net revenues are principally derived from the provision of healthcare staffing services to patients within health care facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each. A significant portion (70.4% of our revenue in 2003, 73.0% in the nine months ended September 30, 2004) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

      Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates.

Revenue in such cases is recognized as the hours are worked by our staff. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

      Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a small percentage of our revenues from providing administrative and billing services that are contingent upon the collection of third-party physician billings, either by us on their behalf or other third-party billing companies. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

      Net Revenue Less Provision For Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature and are calculated at the individual contract level. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

      Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at September 30, 2004, was 57.3 days and at December 31, 2003, was 61.4 days. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in the average days revenue outstanding of 4.1 days includes a decrease of 4.9 days due to an increase in collections relating to contract accounts receivable and fee-for-service patient visits offset by a decrease in average revenues per day of approximately 0.8 days. Our allowance for doubtful accounts totaled $128.4 million as of September 30, 2004. Approximately 97% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the allowance as of September 30, 2004, was approximately 90% of self-pay accounts outstanding as fee-for-service patient visits at September 30, 2004. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

      Methodology for Computing Allowance For Doubtful Accounts. The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue recognized. The Company initially determines gross revenue for its fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for the Company’s estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents the Company’s estimated cash to be collected from such patient visits and is net of the Company’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental health care programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of the Company’s fee-for-service co ntracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of the contract’s accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payer processing problems that are temporary in nature. Contract related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2004 and 2003.

Insurance Reserves

      The nature of the Company’s business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, the Company has maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, such insurance coverage has been provided by a commercial insurance company provider. Professional liability lawsuits are routinely reviewed by the Company’s insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, the Company has recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on its past loss experience following consultation with its outside insurance experts and claims managers.

      Subsequent to March 11, 2003, the Company has provided for a significant portion of its professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Accordingly, beginning on March 12, 2003, a substantial portion of the Company’s provision for professional liability losses is based on periodic actuarially determined estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management’s estimate of the Company’s professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of the Company’s claims management process; and the outcome of litigation.

      The Company’s commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. The Company in March 2003 had an actuarial projection made of its potential exposure for losses under the provisions of its commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that the Company would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, the Company recorded a loss estimate, discounted at 4%, of $50.8 million in its statement of operations for the three months ended March 31, 2003.

      The payment of any losses realized by the Company under the aggregate loss provision discussed above will only be after the Company’s previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, the Company’s portion of its loss exposure under the aggregate policy feature, if realized, is not expected to result in a cash outflow in 2004.

      Since March 12, 2003, the Company’s professional liability costs consist of annual projected costs resulting from an actuarial study along with the cost of certain professional liability commercial insurance premiums and programs available to the Company that remain in effect. The provisions for professional liability costs will fluctuate as a result of several factors, including hours of exposure as measured by hours of physician and related professional staff services as well as actual loss development trends. As noted above, due to the long pattern of payout for such exposures, the Company anticipates that a substantial portion of such latter amount will not be realized in the form of actual cash outlays from the Company’s captive insurance subsidiary until periods beyond 2004.

      The Company’s provisions for losses under the aggregate loss limits of its policy in effect prior to March 12, 2003, and under its captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial reevaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to the Company’s previous loss estimates.

Impairment of Intangible Assets

      In assessing the recoverability of the Company’s intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

      The Company’s critical accounting policies have been disclosed in its 2003 Annual Report on Form 10-K Equivalent. There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2004.

Results of Operations

      The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings (loss) as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenue	156.4%	150.8%	153.4%	147.1%
Provision for uncollectibles	56.4	50.8	53.4	47.1
Net revenue less provision for uncollectibles	100.0	100.0	100.0	100.0
Professional services expenses	74.2	73.8	74.5	75.0
Professional liability costs	6.0	6.8	5.8	12.5
Gross profit	19.8	19.4	19.7	12.5
General and administrative expenses	10.3	9.0	9.7	9.3
Management fee and other expenses	0.1	0.1	0.1	—
Depreciation and amortization	1.3	2.1	1.3	2.2
Interest expense, net	2.9	2.4	2.8	2.4
Refinancing costs	—	—	1.9	—
Estimated impairment loss	2.9	—	9.5	—
Earnings (loss) before income taxes	2.3	5.8	(5.7)	(1.5)
Provision (benefit) from income taxes	1.0	2.1	1.1	(0.5)
Net earnings (loss)	1.2	3.7	(6.9)	(1.0)
Dividends on preferred stock	—	1.4	0.5	1.5
Net earnings (loss) attributable to common stockholders	1.2	2.3	(7.3)	(2.5)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

      Net Revenues. Net revenues for the three months ended September 30, 2004 increased $7.7 million, or 2.0%, to $392.7 million from $385.0 million for the three months ended September 30, 2003. The increase in net revenues of $7.7 million included an increase of $23.4 million in fee-for-service revenue and $0.3 million in other revenue, offset by a decrease in contract revenue of $16.0 million. For the three month periods ended September 30, 2004 and 2003, fee-for-service revenue was 75.2% of net revenue in 2004 compared to 70.7% in 2003, contract revenue was 22.8% of net revenue in 2004 compared to 27.4% in 2003 and other revenue was 2.0% of net revenue in 2004 compared to 1.9% in 2003. The decrease in contract revenue is substantially due to the reduction in the Company’s military staffing revenues as a result of the Department of Defense’s re-contracting of its civilian healthcare staffing services.

      Provision for Uncollectibles. The provision for uncollectibles was $141.7 million for the three months ended September 30, 2004 compared to $129.7 million for the three months ended September 30, 2003, an increase of $12.0 million or 9.3%. The provision for uncollectibles as a percentage of net revenue was 36.1% for the three months ended September 30, 2004 compared to 33.7% for the three months ended September 30, 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates for self-pay patients. In addition to the aforementioned factors, the increase in the provision for uncollectibles as a percentage of revenues was affected by an estimated 1.0% payer mix shift toward more self-pay patient encounters in 2004 and a reduction in contract revenues between periods.

      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended September 30, 2004 decreased $4.3 million, or 1.7%, to $251.0 million from $255.3 million for the corresponding three months in 2003. The decrease between periods includes a net decrease in military staffing revenue of approximately $10.8 million, principally as a result of the military’s re-bidding of its staffing contracts. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $5.2 million, or 2.5%, to $212.5 million in 2004 from $207.2 million in 2003. The increase in same contract revenue of 2.5% includes the net effect of higher estimated net revenue per billing unit offset by a decrease in overall dollar volume between periods. Same contract revenue increased approximately 4.7% between periods due to higher estimated net revenue per billing unit. While same contract fee-for-service volumes increased 0.2% between periods, contract revenues declined due to lower billable hours in the Company’s locum tenens and radiology staffing contracts based services, principally as a result of terminating certain operating services and contracts in these staffing areas. Acquisitions contributed $2.0 million of increased revenue between periods.

      Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $186.3 million for the three months ended September 30, 2004 compared to $188.6 million for the three months ended September 30, 2003, a decrease of $2.2 million or 1.2%. The decrease of $2.2 million in professional service expenses included approximately $6.6 million as a net result of the military’s re-bidding of its contracts. Offsetting increases included expenses from acquisitions of $1.6 million and increases in average rates paid per hour of provider service on a same contract basis.

      Professional Liability Costs. Professional liability costs were $14.9 million in 2004 compared with $17.1 million in 2003 for a decrease of $2.2 million. Professional liability costs in the three months ended September 30, 2003, were adversely affected by an increase in claims filed in certain states in advance of tort reform legislation becoming effective in those states. Professional liability costs in 2004 have been favorably affected by lower loss limits of coverage in certain contracts.

      Gross Profit. Gross profit was $49.8 million for the three months ended September 30, 2004, compared to $49.6 million in 2003. Gross profit as a percentage of revenue less provision for uncollectibles for the three months ended September 30, 2004 was 19.8% compared to 19.4% for the three months ended September 30, 2003. The increase in gross profit is attributable to an increased contribution from steady state contracts (including the $2.2 million reduction in professional liability costs) substantially offset by a reduction in gross profit derived from military staffing contracts.

      General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 increased to $25.9 million from $23.1 million for the three months ended September 30, 2003, for an increase of $2.8 million between periods or 11.9%. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.3% for the three months ended September 30, 2004, compared to 9.1% for the three months ended September 30, 2003. The increase in general and administrative expenses between years was principally due to increases in salaries and benefits of $1.0 million, including a $0.4 million increase in management incentive costs, an increase of $0.9 million for professional consulting expenses relating to improving our billing and collection processes and $0.9 million in other costs.

      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.2 million for the three months ended September 30, 2004 and $0.1 million for the corresponding period in 2003.

      Impairment Loss. During the three months ended September 30, 2004, an adjustment in the amount of $7.4 million to our previously recorded estimated impairment loss was recorded related to goodwill associated with our military staffing business. The initial results of the re-bidding of our healthcare staffing contracts under the military’s Tricare Program indicated a net loss of contract revenues and margin related to such staffing services. As of June 30, 2004, an estimated impairment loss of $65.8 million was recorded for the three months ended June 30, 2004. Based on the updated results of the re-bidding through November 1, 2004, the estimated impairment loss was increased by $7.4 million in the three months ended September 30, 2004.

      Depreciation and Amortization. Depreciation and amortization was $3.4 million for the three months ended September 30, 2004 and $5.5 million for the three months ended September 30, 2003. Amortization expense decreased by $1.9 million between periods due to certain of the Company’s intangibles becoming fully amortized in 2003.

      Net Interest Expense. Net interest expense increased $1.2 million to $7.3 million for the three months ended September 30, 2004 compared to $6.1 million for the corresponding period in 2003. The increase in net interest expense includes approximately $2.5 million due to an increased level of net outstanding debt between periods, partially offset by lower interest rates between periods.

      Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2004, was $5.7 million compared to earnings of $14.8 million for the three months ended September 30, 2003.

      Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2004 was $2.6 million compared to $5.5 million for the three months ended September 30, 2003.

      Net Earnings. Net earnings for the three months ended September 30, 2004 was $3.1 million compared to net earnings of $9.4 million for the three months ended September 30, 2003.

      Dividends on Preferred Stock. In the three months ended September 30, 2003, we incurred $3.6 million of dividends on our then outstanding Class A mandatory redeemable preferred stock.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

      Net Revenues. Net revenues for the nine months ended September 30, 2004 increased $84.6 million, or 7.7%, to $1,178.8 million from $1,094.2 million for the nine months ended September 30, 2003. The increase in net revenues of $84.6 million included an increase of $96.7 million in fee-for-service revenue, offset by a decrease in contract revenue of $11.6 million and $0.4 million in other revenue. For the nine month periods ended September 30, 2004 and 2003, fee-for-service revenue was 73.0% of net revenue in 2004 compared to 69.8% in 2003, contract revenue was 25.1% of net revenue in 2004 compared to 28.1% in 2003 and other revenue was 1.9% of net revenue in 2004 compared to 2.1% in 2003.

      Provision for Uncollectibles. The provision for uncollectibles was $410.3 million for the nine months ended September 30, 2004 compared to $350.2 million for the nine months ended September 30, 2003, an increase of $60.1 million or 17.2%. The provision for uncollectibles as a percentage of net revenue was 34.8% for the nine months ended September 30, 2004 compared to 32.0% for the nine months ended September 30, 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles percentage resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates for self-pay patients. In addition, the increase in the provision for uncollectibles as a percentage of revenue was affected by an estimated 1.0% payer mix shift toward more self-insured patient encounters in 2004.

      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the nine months ended September 30, 2004 increased $24.5 million, or 3.3%, to $768.4 million from $743.9 million for the corresponding nine months in 2003. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $25.9 million, or 4.5%, to $599.8 million in 2004 from $573.9 million in 2003. The increase in same contract revenue of 4.5% is principally due to increased net revenue per billing unit offset by a decrease in overall patient dollar volumes between periods. Same contract revenue increased approximately 5.9% between periods due to higher estimated net revenue per billing unit. While same contract fee-for-service volumes increased 0.3% between periods, contract revenues declined due to lower billable hours in the Company’s locum tenens and radiology staffing contracts based services, principally as a result of terminating certain operating services and contracts in these staffing areas.

Acquisitions contributed $5.6 million between periods. The aforementioned increases were partially offset by $7.0 million of revenue derived from contracts that terminated during the periods less revenue obtained through new sales.

      Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $572.3 million for the nine months ended September 30, 2004 compared to $557.6 million for the nine months ended September 30, 2003, an increase of $14.7 million or 2.6%. The increase of $14.7 million in professional service expenses included an increase of approximately $12.7 million which resulted principally from increases in average rates paid per hour of provider service on a same contract basis. Acquisitions contributed $4.5 million of the increase. These increases were partially offset by a net decrease of approximately $2.5 million due to terminated contracts.

      Professional Liability Costs. Professional liability costs were $44.8 million in 2004 compared with $93.2 million in 2003 for a decrease of $48.4 million. The decrease in professional liability expenses is due primarily to a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million in 2003. Excluding the $50.8 million provision, professional liability expenses increased $2.4 million or 5.7% between periods. The increase of $2.4 million is net of a reduction of $2.0 million in 2004 in self-insured retention reserves for excess limits provided for certain physicians in prior years as a result of a review of remaining outstanding claims pertaining to such coverage periods and approximately $1.6 million in 2004 resulting from favorable actuarial results related to 2003 initial self-insured loss year reserves.

      Gross Profit. Gross profit was $151.4 million for the nine months ended September 30, 2004, compared to $93.1 million in 2003. The increase in gross profit is attributable to the effect of the aggregate provision for professional liability insurance losses of $50.8 million in 2003 and increased contribution from steady state operations, partially offset by the net effect of terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles for the nine months ended September 30, 2004 was 19.7% compared to 19.3% before the provision for excess professional liability losses for the nine months ended September 30, 2003.

      General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2004 increased to $74.7 million from $69.0 million for the nine months ended September 30, 2003, for an increase of $5.7 million between periods. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.7% in 2004 compared to 9.3% in 2003. Included in general and administrative expenses in 2004 is approximately $1.6 million related to a bonus paid to stock option holders in connection with a refinancing of the Company’s debt structure. Excluding the effect of the stock option bonus expense, general and administrative expenses increased approximately $4.1 million, or 5.9%. The remaining increase in general and administrative expenses between years was principally due to increases in salaries and benefits of approximately $1.4 million, including a decrease in cost of approximately $0.8 million under our management incentive plan and $2.4 million for professional consulting expenses related to improving our billing and collection processes, with such aforementioned increases partially offset by nonrecurring costs related to a legal settlement in 2003 of $0.7 million.

      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.8 million for the nine months ended September 30, 2004 and $0.4 million for the corresponding period in 2003. Other operating expenses in 2004 included a loss on asset disposal totaling $0.3 million.

      Impairment Loss. During the nine months ended September 30, 2004, an impairment loss in the amount of $73.2 million was recorded related to goodwill associated with our military staffing business. The results of a re-bidding of our healthcare staffing contracts under the military’s Tricare Program indicated a net loss of contract revenues and margin related to such staffing services. Based on the results of the re-bidding, an impairment analysis using expected future cash flows and estimated fair values relating to the underlying business to which the goodwill applies indicated that the goodwill previously recorded in the amount of $127.9 million was impaired.

      Depreciation and Amortization. Depreciation and amortization was $10.3 million for the nine months ended September 30, 2004 and $16.6 million for the nine months ended September 30, 2003. Amortization expense decreased by $5.7 million between periods due to certain of the Company’s intangibles becoming fully amortized in 2003.

      Net Interest Expense. Net interest expense increased $3.2 million to $21.7 million for the nine months ended September 30, 2004, compared to $18.5 million for the corresponding period in 2003. The increase in net interest expense includes approximately $5.2 million due to an increased level of net outstanding debt between periods and a realized hedge instrument loss of approximately $1.0 million in 2004 partially offset by lower interest rates and non-cash amortization of loan costs between periods.

      Refinancing Costs. The Company expensed $14.7 million of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.

      Loss before Income Taxes. Loss before income taxes for the nine months ended September 30, 2004 was $44.0 million compared to $11.4 million for the nine months ended September 30, 2003.

      Provision (Benefit) for Income Taxes. Provision for income taxes for the nine months ended September 30, 2004 was $8.8 million compared to a benefit of $3.6 million for the nine months ended September 30, 2003.

      Net Loss. Net loss for the nine months ended September 30, 2004 was $52.8 million compared to a net loss of $7.8 million for the nine months ended September 30, 2003.

      Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the nine months ended September 30, 2004 and $10.8 million for the nine months ended September 30, 2003, on its Class A mandatory redeemable preferred stock.

Liquidity and Capital Resources

      Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. Funds generated from operations during the past two years have been sufficient to meet the aforementioned cash requirements.

      In 2004, we restructured our capital structure. The restructuring resulted in the following transactions occurring:

•	Our Board of Directors authorized the redemption of our 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

•	We completed a tender offer for our outstanding 12% Senior Subordinated Notes resulting in $100.0 million of such bonds being repaid, plus payment of a call premium of $8.2 million.

•	We issued new 9% Senior Subordinated Notes in the amount of $180.0 million.

•	We retired our existing bank debt in the amount of $199.4 million and entered into a new senior bank credit facility, including a $250.0 million senior secured term loan and an $80.0 million revolving credit facility.

•	We incurred and paid approximately $7.9 million in costs through September 30, 2004 (in addition to an $8.2 million call premium on our previously outstanding 12% Senior Subordinated Bonds) to complete the above transactions.

      In addition, the Board of Directors declared and paid to our shareholders a cash dividend of approximately $27.6 million on March 23, 2004. The Board of Directors also authorized a cash payment to holders of stock options in the form of a compensatory bonus in the approximate amount of $1.3 million.

      As a result of the above transactions, we have total debt outstanding of $428.8 million as of September 30, 2004, compared to $299.4 million as of December 31, 2003.

      Cash provided from operating activities in the nine months ended September 30, 2004 was $49.9 million compared to cash provided by operating activities in the corresponding period in 2003 of $50.4 million. The

$0.5 million decrease in cash provided by operating activities was principally due to the payment of professional liability insurance premiums in 2004 offset by an increase in cash collections on accounts receivable. Cash used in investing activities in the nine months ended September 30, 2004, was $5.1 million compared to a use of cash in 2003 of $11.2 million. The $6.1 million decrease in cash used in investing activities was principally due to the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing, as well as reduced levels of capital expenditures in 2004. Cash used in financing activities in the nine months ended September 30, 2004 and 2003 was $70.7 million and $18.2 million, respectively. The $52.5 million decrease in cash resulting from financing activities was due to the debt restructuring and dividend paid in 2004.

      We spent $4.5 million in the first nine months of 2004 and $7.1 million in the first nine months of 2003 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

      We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $2.3 million during the nine months ended September 30, 2004 and $1.6 million in the corresponding period in 2003. Future contingent payment obligations are approximately $8.4 million as of September 30, 2004.

      We made scheduled debt maturity payments of $1.3 million in the first nine months of 2004 in accordance with the applicable term loan facilities in effect at the time.

      We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2004, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $22.8 million. Based on the results of our most recent actuarial report and renewal of our fronting carrier program effective June 1, 2004, anticipated cash outflow to the captive insurance company and to its third-party fronting carrier during the period October 1, 2004 through May 31, 2005, is estimated at $10.7 million.

      Our senior credit facility at September 30, 2004 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $250.0 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

      Approximately $210.7 million of annual revenue resulting from providing staffing services to the military has been subjected to a re-bidding process with awards effective at various dates between June 1 and November 1, 2004. Based on the results of the re-bidding process through October 31, 2004, we have been successful in winning existing or new business contracts of approximately $138.2 million in annual revenues or 66% of our annual revenue that was re-bid. In addition, the operating margins expected to be realized from such awards are lower than previous contract margins. Based on the results of the re-bidding awards, we expect a decline in annual earnings and cash flow from our military staffing business. We do not expect the decline in earnings and cash flow from our military staffing business, based on our estimates of such earnings and cash flow, to result in any violations of debt covenant financial ratio requirements under our senior credit agreement.

      We had as of September 30, 2004, total cash and cash equivalents of approximately $75.0 million and a revolving credit facility borrowing availability of $75.8 million. Our ongoing cash needs in the nine months ended September 30, 2004 were met from internally generated operating sources and there were no borrowings under our revolving credit facility.

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

      The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its senior credit facilities. Interest rate swap agreements are used to manage a portion of the Company’s interest rate exposure.

      The Company was obligated under the terms of its senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements at amounts such that 50% of the Company’s funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 29, 2004, the Company entered into an interest rate swap agreement that effectively converted $35.0 million of its variable rate Term Loan B to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the Eurodollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to the Company’s interest rate swaps agreement is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

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

      At September 30, 2004, the fair value of the Company’s total debt, which has a carrying value of $428.8 million, was approximately $426.3 million. The Company had $248.8 million of variable debt outstanding at September 30, 2004. If the market interest rates for the Company’s variable rate borrowings averaged 1% more during the twelve months subsequent to September 30, 2004, the Company’s interest expense would increase, and earnings before income taxes would decrease by approximately $2.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures

      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer along with the Company’s Executive Vice President of Finance and Administration concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

      (b) There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      See note 12 to the consolidated financial statements for a description of legal actions to which we are party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.148	Certificate and Articles of Organization of Team Health Contracting of Missouri, LLC dated October 6, 2004
31.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH, INC.

/s/ H. LYNN MASSINGALE, M.D.

H. Lynn Massingale
Chief Executive Officer

November 11, 2004

/s/ ROBERT J. ABRAMOWSKI

Robert J. Abramowski
Executive Vice President Finance and Administration

November 11, 2004

/s/ DAVID P. JONES

David P. Jones
Chief Financial Officer

November 11, 2004