Form 10-K
period 2004-12-31
TEAM HEALTH INC
filed 2005-03-01
CIK 1086795

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

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.


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

     Common Stock, par value $.01 per share -- 9,712,310 shares as of February 18, 2005. Because the Company is privately held and there is no public trading market for the Company's equity securities, the Company is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

     Documents Incorporated by Reference: Certain exhibits filed with the Registrant's Registration Statements on Form S-4 (File No. 333-80337 as amended and File No. 333-115824 as amended) is incorporated by reference into Part IV of the Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Terms used herein such as "we", "us" and "our" are references to Team Health, Inc. and its affiliates ("Team Health"), as the context requires.

     We are a national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States. Since our inception, we have focused primarily on providing outsourced services to hospital emergency departments, which account for the majority of our revenue. As a result of an acquisition on May 1, 2002, we are also a provider of medical staffing to military treatment facilities. In addition to providing physician staffing in various specialties within military treatment facilities, we also provide to such facilities a broad array of non-physician healthcare services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis.

     While we are a national company, our services are delivered through a regional structure of operating offices located in key healthcare markets. The responsibility for managing the customer and physician relationships and healthcare services provided resides in these regional offices. The intent of this regional operating model is to provide a localized presence in the markets in which we operate, while providing the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. Our operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities, including military treatment facilities. We primarily provide permanent staffing that enables management of hospitals and other healthcare facilities to outsource their recruiting, hiring, payroll and benefits functions. We recruit and hire or subcontract with healthcare professionals who then provide professional services within the healthcare facilities with which we contract. Currently, we provide permanent staffing, management and administrative services to approximately 441 hospitals, imaging centers, surgery centers, clinics and military treatment facilities in 42 states.

     The range of physician and non-physician staffing and administrative services that we provide includes the following:

     - recruiting, scheduling and credentials coordination for clinical and non-clinical medical professionals,

     - administrative support services, such as payroll, insurance coverage, continuing education services and management training, and

     - coding, billing and collection of fees for services provided by medical professionals.

     Our historical focus has primarily been on providing outsourced services to emergency departments, which accounted for approximately 66% of our net revenue less provision for uncollectibles in 2004. The emergency departments that we staff are generally located in larger hospitals with emergency departments whose patient volumes are more than 15,000 patient visits per year. In higher volume emergency departments, we believe our experience and expertise in such a complex environment enables our hospital clients to provide high quality and efficient physician and administrative services. In this type of environment we can generate profitable margins, establish stable long-term relationships, obtain attractive payer mixes and recruit and retain high quality physicians and other providers and staff.

     The provision of permanent healthcare staffing services to military treatment facilities accounted for approximately 21% of our net revenue less provision for uncollectibles in 2004. We significantly expanded our overall base of business in 2002 by acquiring a provider of permanent healthcare staffing services to military treatment facilities. This acquisition provided an entry into a portion of the healthcare staffing market not previously served by us. At the time of this acquisition in 2002, permanent staffing agreements existed on a three-way basis to include a military hospital or clinic, a TRICARE (the U.S. military healthcare payer system) Regional Managed Care Support Contractor ("MCSC"'), which functioned as the paying entity, and us. As discussed later, the Tricare Program significantly changed in 2004 its contracting for healthcare staffing that on an annual basis will have a material impact on our earnings and cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tricare Program."

FEE-FOR-SERVICE BILLING SYSTEM

     The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient's ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant.

     Approximately 97% of our approximate six million fee-for-service patient visits are billed on our automated IDX billing system. The entering of patient data is principally manual in nature. We maintain within the IDX billing system fee schedules that vary for the level of care rendered. In addition, within the IDX billing system we maintain contractually agreed to in the case of commercial and managed care insurance and reimbursement policy parameters in the case of governmental payers to allow us to bill such payers at levels that are less than the gross charges resulting from our fee schedules. Our IDX billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation within the IDX system is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of the IDX system to accurately determine contractual allowances for financial reporting purposes. As a result, management estimates its Net Revenue Less Provision, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in the Management's Discussion and Analysis section of this Form 10-K filing. The determination of the difference between gross charges and estimated net collections as to the allocation for financial reporting purposes between contractual allowances and doubtful accounts is based on historical trended factors such as actual adjudicated claims resulting in known contractual allowances trends and actual uncollectible accounts receivable write-off experience.

INDUSTRY OVERVIEW

     According to the Centers for Medicare and Medicaid Services ("CMS"), national healthcare spending in 2003 increased 7.8%, compared to an increase of 9.3% in 2002. Healthcare spending grew 3% faster than the overall economy as measured by the growth of domestic product ("GDP"). The healthcare share of the GDP increased from 14.9% in 2002 to 15.3% in 2003. Growth in public-sector healthcare spending increased by 6.6% in 2003, and private-sector healthcare spending increased by 8.6% in 2003. Hospital services have historically represented the single largest component on this spending, accounting for approximately 30.7% of total healthcare spending in 2003, an increase of 8.5% from 2002.

     In the increasingly complex healthcare regulatory, managed care and reimbursement environment, healthcare facilities are under significant pressure from the government and private payers to both improve the quality and reduce the cost of care. In response, such healthcare facilities have increasingly outsourced the staffing and management of multiple clinical areas to contract management companies with specialized skills and a standardized model to improve service, increase the overall quality of care and reduce administrative costs. In addition, we believe the healthcare industry is continuing to experience an increasing trend toward outpatient treatment rather than the traditional inpatient treatment. Healthcare reform efforts in recent years have placed an increasing emphasis on reducing the time patients spend in hospitals. As a result, we believe the severity of illnesses and injuries treated in an emergency department or other hospital setting is likely to continue to increase.

     Emergency Medicine. According to the American Hospital Association about 4,000 community hospitals in the United States operate emergency departments, and approximately 83% of these hospitals outsource their physician staffing and management for this department. In 2002, emergency department expenditures were approximately $75.0 billion, with emergency physician services accounting for approximately $26.0 billion. In 2003, emergency departments handled over 111 million patient visits an increase in emergency visits of 11.6% in five years. According to the American College of Emergency Physicians, up to 50% of all hospital inpatient admissions originate in the emergency department. In addition, the average number of patient visits per hospital emergency department increased at a compounded annual growth rate of approximately 4% between 1998 and 2002.

     The market for outsourced emergency department medical and administrative services is highly fragmented. Approximately 64% of the market is served by a large number of small, local and regional physician groups. These local providers often lack the depth of services and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

     Military Staffing. Permanent civilian staffing is used extensively in military treatment facilities today. Industry sources project the military permanent medical staffing market to increase from $572 million to at least $765 million over the next five years, representing a 6% compounded annual growth rate. Military hospitals have been innovators and early adopters of permanent staffing. Faced with insufficient staffing levels and the inability to effectively recruit and retain sufficient numbers of physicians and nurses, military hospitals were losing patients to more costly civilian hospitals. By increasing staffing levels, the military has been able to leverage excess facility space and "recapture" medical services, providing them on base at a lower cost to the federal government.

     The medical staffing market in governmental settings is expected to experience continued growth due to the growth of military healthcare expenditures coupled with the well-documented shortage of nurses and other healthcare professionals. The key growth drivers of the governmental staffing market are:

     - government "Optimization" plan implementation. The government is critically aware of the healthcare costs it bears when individuals entitled to military healthcare go off base for healthcare treatments. As such, it has implemented an "Optimization"' plan that seeks to recapture this spending primarily through increased staffing levels of healthcare providers on base. By recapturing medical services through augmented military staffing, we estimate that the government has spent approximately $500 million less in the community in 2003 and is targeting to increase its savings by at least 10% per year,

     - DOD Transformation has a renewed focus by the Secretary of Defense. As the active duty fighting forces are stretched globally with the global war on terrorism, the Secretary has made it a priority to offset an increase in the amount of frontline troops by a decrease in active duty and government employed staff in areas that do not require soldiers, sailors, and airmen to accomplish military missions. One of the areas targeted for reduction of such personnel is the medical staff directly hired by the Department of Defense which numbers approximately 131,000 active duty and government employed staff. Over the next five years the Department of Defense is targeting about 10,000 of the active duty positions for conversion to civilian positions. The number of beneficiaries requiring care inside the military system will not be reduced and may increase as the optimization plans succeed, so the government will need to either contract for additional healthcare professionals or direct hire additional staff to help manage the overall healthcare cost of the program, and

     - The global war on terror presents additional healthcare professional staffing opportunities. As military healthcare professionals are deployed overseas in front line hospital units to support the fighting force, the opportunity to provide staff in the military hospitals on the "home front" creates the need for more contracted healthcare professionals. The deployments typically last nine to twelve months for the military healthcare professionals.

     Radiology. Based on data from the American Medical Association and the American College of Radiology, there are about 26,000 practicing radiologists, and about 1,000 of them are retiring each year. Yet only about 700 residency and fellowship grads finished training in 2003. The demand for radiologists is estimated to be growing by approximately 5% a year due to an increasing population and advancements in radiological procedures, while the supply of radiologists is growing at a lower rate of 2-3% per year. The national shortage of radiologists presents an advantage to a company like ours that has the resources to effectively recruit in the current employment marketplace. The current market for radiologists and their services has altered the traditional fee-for-service compensation arrangement with a hospital. In today's market for radiology services we more frequently are entering into cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. The market for outsourced radiology services is highly fragmented and served by a large number of small, local and, to a lesser extent, regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the capital, range of medical equipment, teleradiology night time support and information systems required to meet the increasingly complex needs of hospitals.

     Anesthesiology. The American Society of Anesthesiologists estimates that 40 million anesthetics are administered each year in America and that 90% involve an MD anesthesiologist ("MDA"). The net collected total revenue market for anesthesiologist services is estimated to be $11.5 billion. This market is served primarily by groups of physicians whose size ranges from 10-20 MDAs. There are very few groups having in excess of 60 MDAs per group. The groups are largely self-governed and many enjoy exclusive contracts with hospitals and outpatient centers requiring anesthesia services. The majority of the groups require various management services with most groups contracting out their billing needs to third-party providers of such services. There is not a dominant provider of management services to anesthesia groups. We believe that we are one of the largest single providers of management services to anesthesia groups.

     Inpatient Services (Hospitalist). According to the Society of Hospital Medicine ("SHM"), a hospitalist is "a doctor whose primary professional focus is the general medical care of hospitalized patients." A recent study by the SHM indicates that hospitals employed 75% more hospitalists in 2003 than in 2002. There are presently approximately 8,000 practicing hospitalists in the U.S., and a recent analysis projects a hospitalist workforce of approximately 30,000 by the end of the decade. According to a report published by Health Affairs in 2003, 46% of nationwide medical groups use hospitalists today to coordinate the care of their hospital patients. An article in the January 2002 issue of the Journal of the American Medical Association reported that the implementation of hospitalist programs was associated with significant reductions in resource use, usually measured as hospital costs (average decrease of 13.4%) or average length of stay (average decrease of 16.6%). The December 2002 issue of the Annals of Internal Medicine published a study that concluded that hospitalist-attended patients have lower costs, shorter lengths of stay and better outcomes, including higher survival rates.

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

COMPETITIVE STRENGTHS

     Leading Market Position. We believe we are among the largest national providers of outsourced emergency physician staffing and administrative services in the United States and a significant provider of healthcare staffing on a permanent basis to military treatment facilities under the U.S. government's TRICARE Program. We believe our ability to spread the cost of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share from other service providers.

     The provision of healthcare staffing under the TRICARE Program changed significantly in 2004. We believe our abilities and strengths in providing outsourced permanent healthcare staffing to military treatment facilities were significant factors in successfully competing for military staffing business under the revised TRICARE Program.

     Regional Operating Models Supported by a National Infrastructure. We service our agreements from 14 regional management sites organized under eight operating units, which allows us to deliver locally focused services with the resources and sophistication of a national provider. Our local presence helps us foster community based relationships with healthcare facilities, which we believe results in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to both local hospital and military treatment facility administrators, who generally are involved in making decisions regarding contract awards and renewals. Our regional operating units are supported by our national infrastructure, which includes integrated information systems and standardized procedures that enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional management sites with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts and risk management. We believe our regional operating models supported by our national infrastructure improve productivity and quality of care while reducing the cost of care.

     Significant Investment in Information Systems and Procedures. Our proprietary information systems link our billing, collection, recruiting, scheduling, credentials coordination and payroll functions among our regional management sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a regionally-based service provider. We have developed and maintain integrated, advanced systems to facilitate the exchange of information among our operating units and clients. These systems include our Lawson financial reporting system, IDX Billing System and our TeamWorks(TM) physician database and software package. As a result of these investments and the company-wide application of best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry. The strength of our information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

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

     Experienced Management Team with Significant Equity Ownership. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry. Our Chief Executive Officer, H. Lynn Massingale, M.D., has been with Team Health and its predecessor entity since its founding in 1979. Our senior corporate and affiliate executives have an average of over 20 years experience in the outsourced physician staffing and medical services industries. Members of our management team have, with the inclusion of performance-based options, an indirect fully diluted ownership interest of approximately 18.4% of Team Health, Inc. As a result of its substantial equity interest, we believe our management team has significant incentive to maintain its existing client base through the continued provision of high quality services to them and to continue to increase our revenue and profitability through new growth.

BUSINESS STRATEGY

     Increase Revenue from Existing Customers. We have a record of achieving growth in revenue from our existing customer base. In 2004, net revenue less provision for uncollectibles from same contracts, which consist of contracts under management from the beginning of the period through the end of the subsequent period, grew by approximately 4.2% on a year over year basis. We plan to continue to grow revenue from existing customers by:

     - capitalizing on increasing patient volumes,

     - implementing enhanced point of service capture of demographic data to result in improved billing and collection for services rendered,

     - continuing to improve documentation of care delivered, thereby capturing full reimbursement for services provided,

     - implementing fee schedule increases, where appropriate,

     - increasing the scope of services offered within contracted healthcare facilities,

     - capitalizing on our financial strength and resources with respect to potential clients looking for financial stability, and

     - increasing staffing levels and expanding services at current military sites of service to recapture patients who receive services off base as a result of military facilities outsourcing their staffing needs.

     Capitalize on Outsourcing Opportunities to Win New Contracts. We believe we are well positioned to capitalize on the growth of the overall healthcare industry as well as the growth of the hospital outsourcing market and the military permanent staffing market due to our:

     - demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the healthcare facility,

     - successful record of recruiting and retaining high quality physicians and other healthcare professionals,

     - national presence,

     - sophisticated information systems and standardized procedures that enable us to efficiently manage our core staffing and administrative services as well as the complexities of the billing and collections process, and

     - financial strength and resources.

     Furthermore, we seek to obtain new contracts by:

     - replacing competitors at hospitals that currently outsource their services,

     - obtaining new contracts from healthcare facilities that do not currently outsource, and

     - expanding our present base of military treatment facility contracts by successfully competing for new staffing contracts.

     During the past three years, we have been awarded 73 new outsourced contracts, excluding contracts to service areas within military treatment facilities with outsourced healthcare staffing. During 2004, all of our contracts to service military treatment facilities were re-contracted.

     Focus on Risk Management. Through our risk management staff, quality assurance staff and medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We have a proactive role in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. The risk management function is designed to prevent or minimize medical professional liability claims and includes:

     - incident reporting systems,

     - tracking/trending the cause of accidents and claims,

     - pre-hire risk evaluation and screening, semi-annual risk review for all providers,

     - risk management quality improvement programs,

     - physician education and service programs, including peer review and monitoring,

     - loss prevention information such as audio tapes and risk alert bulletins, and

     - early intervention of potential professional liability claims and pre-deposition review.

     Pursue Selective Acquisitions. We intend to selectively explore small strategic acquisitions in the fragmented outsourcing market. We have successfully completed and integrated seven acquisitions (excluding the acquisition of a military staffing company in 2002) in the past three years for an aggregate purchase price of approximately $21.3 million. The acquisitions that we may explore are limited by certain restrictions in our credit facilities. Under the credit facilities the cash consideration paid in connection with acquisitions may not exceed $20 million per acquisition and $40 million for all acquisitions consummated in any fiscal year and we must demonstrate pro forma compliance with our financial covenants after taking the acquisitions into account.

CONTRACTUAL ARRANGEMENTS

     In 2004, approximately 60% of our net revenue less provision for uncollectibles was generated under fee-for-service arrangements and 37% from hourly rate contracts. On a contract by contract basis, neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses associated with obtaining and staffing the contracts.

     Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our existing hospital contracts is approximately eight years. The military's TRICARE Program underwent significant changes that began in June 2004. The principal change was that previously existing healthcare staffing contracts under the TRICARE Program were re-contracted during the period June 1, 2004 through November 1, 2004. The re-contracting process was conducted by each military facility primarily through a competitive bidding process resulting in a direct contracting relationship between the military facility and the successful bidder.

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

     Military Treatment Facilities. Our present contracts to provide staffing solutions to military treatment facilities provide such staffing on an hourly or fee basis.

     Physicians. We contract with physicians as independent contractors or employees to provide services to fulfill our contractual obligations to our hospital clients. We typically either pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a relative value unit ("RVU") based payment, or (3) a combination of both a fixed rate and a RVU-based component. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers' compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians.

     Our contracts with physicians generally have "evergreen" provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 180 days notice. In addition, we generally require the physician to sign a non-compete and non-solicitation agreement. Although the terms of our non-compete agreements vary from physician to physician, the non-compete agreements generally have terms of two years after the termination of the agreement. We also generally require our employed physicians to sign similar non-compete agreements. Under these agreements, the physician is restricted from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements and competing for and/or soliciting our clients. As of December 31, 2004, we had working relationships with approximately 3,100 physicians, of which approximately 2,500 were independently contracted.

     Other Healthcare Professionals. We provide through contractual agreements, para-professional providers, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated for on an hourly fee basis. See "Risk factors -- Risks related to our business -- We may not be able to successfully recruit and retain qualified physicians to serve as our independent contractors or employees." As of December 31, 2004, we employed or contracted with approximately 3,100 other healthcare professionals.

SERVICE LINES

     We provide a full range of outsourced physician staffing and administrative services in emergency medicine, radiology, anesthesiology, inpatient services, pediatrics, and other departments of a hospital. We also provide a full range of healthcare management services to military treatment facilities for the beneficiaries of U.S. military personnel through the TRICARE program. In addition to physician related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing. As hospitals and other healthcare providers continue to experience pressure from managed care companies and other payers to reduce costs while maintaining or improving the quality of service, we believe hospitals and other contracting parties will increasingly turn to a single-source with an established track record of success for outsourced physician staffing and administrative services. As the outsourcing trend continues, we believe our delivery platform of regional site management supported by a national infrastructure will result in higher customer satisfaction and a more stable contract base than many of our larger competitors.

     Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for hospital emergency departments in the United States. Approximately 66% of our net revenue less provision for uncollectibles in 2004 came from hospital emergency department contracts. As of December 31, 2004, we independently contracted with or employed approximately 2,200 hospital emergency department physicians. We contract with the hospital to provide qualified emergency physicians and other healthcare providers for the hospital emergency department. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the emergency department. Specific programs like WaitLoss(TM) apply proven process improvement methodologies to departmental operations. Physician documentation templates promote compliance with federal documentation guidelines, enhance patient care and risk management and allow for more accurate patient billing. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us in sales situations and improve the chances of being selected in a contract bidding process.

     In the past three years, Team Health acquired 17 contracts as a result of the acquisition of two hospital emergency department and physician groups. The acquired hospital emergency department contracts were generally with hospitals in large markets with an average patient volume exceeding 15,000 visits per year. During this period we have also successfully negotiated 51 new outsourced hospital emergency department contracts. These contracts have been obtained either through direct selling or through a competitive bidding process initiated by hospitals.

     Partially offsetting the growth in the number of hospital emergency department contracts attributed to acquisitions and direct sales are contract terminations. In the past three years, 74 hospital emergency department contracts in total were terminated. Contract terminations can be attributed to a number of factors. The termination of a contract is principally due to either an award of the contract to another source of provider staffing as a result of a competitive bidding process or termination of the contract by us due to a lack of an acceptable profit margin on fee-for-service patient volumes coupled with inadequate contract subsidies. Additionally, to a much lesser extent contracts may be terminated due to such conditions as a hospital facility closing due to facility mergers or a hospital attempting to insource the service being provided by us. In 2004, we experienced a net loss of five emergency department contracts. During 2003 and 2004, we terminated a number of contracts due to the cost of professional liability insurance affecting the profitability of certain contracts on a localized market basis.

     Radiology. We provide outsourced radiology physician staffing and administrative services in the United States both on a fee-for-service basis, as well as on a cost-plus basis with hospitals. We contract directly with radiologists to provide radiology physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the scheduling, purchasing, billing and collections functions. A smaller component of our radiology business is our teleradiology support services. The customers for these services are typically radiologists or radiology groups. The business provides nighttime support to our customers from a centralized reading location. As of December 31, 2004, we independently contracted with or employed approximately 90 radiologists. We have traditionally focused on the hospital-based radiology market, although we also maintain contracts with outpatient diagnostic imaging centers.

     Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and paraprofessionals to hospitals and other healthcare provider organizations through our subsidiary Daniel and Yeager, Inc. ("Daniel and Yeager"). Specialties placed through Daniel and Yeager include anesthesiology, radiology and primary care among others. Revenues from our services are generally derived from a standard contract rate based upon the type of service provided.

     Inpatient Services. We also provide outsourced physician staffing and administrative services for inpatient services, which include hospitalist services and house coverage services. Our inpatient services contracts with hospitals are generally on a cost-plus or flat rate basis. As of December 31, 2004, we independently contracted with or employed approximately 170 inpatient physicians.

     Anesthesiology. We provide a wide range of management services to anesthesiology practices on a fee basis including strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services using proprietary anesthesia management practice software. We also arrange for the provision of billing and other management services on a management fee basis to anesthesiologist practices. Our anesthesiologist services are organized under an anesthesiologist operating unit known as "THAMS" (Team Health Anesthesiology Management Services). THAMS currently provides management and/or billing services to 16 integrated anesthesia practices whose members number approximately 600 providers. Overall, we are able to offer essential services to anesthesiologist groups that enable them to focus on the clinical practice of medicine while leaving the day-to-day business management issues related to their groups to us.

     Pediatrics. We also provide outsourced pediatrics physician staffing and administrative services for general and pediatric hospitals. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. As of December 31, 2004, we independently contracted with or employed approximately 210 pediatric physicians providing pediatric services in such settings. We have experienced net revenue and contract growth in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, and to a lesser extent, rate increases on existing contracts. We also operate six after-hours and weekend pediatric services locations. During 2004, we opened one after-hours and weekend pediatric services location.

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

     Other Non-Physician Staffing Services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing are provided primarily in military treatment facilities. These services are currently provided on an hourly contract basis. Revenues less provision derived from such non-physician staffing services were approximately 12% of our revenues in 2004.

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

     Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of approximately 52 professionals dedicated to the recruitment of qualified physicians. These professionals are regionally located and are focused on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attending trade shows, placing website and professional journal advertisements and telemarketing.

     We have committed significant resources to the development of a proprietary national physician database to be shared among our regional operating units. This database is in operation at all operating units. The database uses the American Medical Association master file, which we believe contains over 1,000,000 physicians as the initial data source on potential candidates. Recruiters contact prospects through telemarketing, direct mail, conventions, journal advertising and our internet site to confirm and update the information. Prospects expressing interest in one of our practice opportunities provide more extensive information on their training, experience, and references, all of which is added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

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

     - Nursing Services. We maintain highly regarded, experienced nurse consultants on our client support staff. These nurse consultants provide assistance to nurse managers and medical directors of the client healthcare facility on a variety of issues, including risk management and total quality management. In addition, the nurse consultants are available to make site visits to client facilities on request to assess overall operations, utilization of personnel and patient flow.

     Billing and Collection. Our billing and collection services are a critical component of our business. Excluding the military staffing business which has its own proprietary billing processes, our billing and collections operations are concentrated in five core-billing facilities and operate on a uniform billing system -- the IDX software system. The IDX system has proven to be a powerful billing and accounts receivable software package with strong reporting capabilities. We have interfaced a number of other software systems with the IDX system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability of gathering registration information directly from a hospital's management information system. Additionally, we have invested in electronic submission of claims, as well as electronic remittance posting. These programs have resulted in lower labor and postage expenses. At the present time, approximately 97% of our approximately six million fee-for-service annual patient visits are being processed by one of the five billing facilities.

     We also operate an internal collection agency. Substantially all collection placements generated from our billing facilities are sent to the agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

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

     Continuing Education Services. Our internal continuing education services are fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support seminars entitled Successful Customer Relations for physicians, nurses and other personnel to learn specific techniques for becoming effective communicators and delivering top-quality customer service. These seminars help the clinical team sharpen its customer service skills, further develop communication skills and provide techniques to help deal with people in many critical situations.

SALES AND MARKETING

     Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of seven sales professionals located throughout the country. Each sales professional is responsible for developing sales and acquisition opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to a request for proposal or take other steps to develop new business relationships.

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

NAME                                                LOCATION          PRINCIPAL SERVICES
----                                         ----------------------   ------------------
AHP........................................        Tampa, FL             Pediatrics
Daniel and Yeager..........................      Huntsville, AL         Locum Tenens
Emergency Coverage Corporation.............      Knoxville, TN               ED
Emergency Physician Associates.............       Woodbury, NJ               ED
Emergency Professional Services............  Middleburg Heights, OH          ED
Healthcare Financial Services..............      Plantation, FL            Billing
InPhyNet Medical Management................    Ft. Lauderdale, FL            ED
Northwest Emergency Physicians.............       Seattle, WA                ED
Spectrum Healthcare Resources..............      St. Louis, MO        Military Staffing
Southeastern Emergency Physicians..........      Knoxville, TN               ED
Team Anesthesia............................      Knoxville, TN         Anesthesiology
Team Health Southwest......................       Houston, TX                ED
Team Health West...........................      Pleasanton, CA              ED
Team Radiology.............................      Knoxville, TN            Radiology

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

     Beginning in 2003, we began providing for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies.

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

EMPLOYEES

     As of December 31, 2004, we had approximately 5,800 employees, of which approximately 3,600 were physicians and other healthcare professionals with remaining employees working in billing and collections, operations and administrative support functions. Our employees are not covered by any labor agreements nor affiliated with any unions.

REGULATORY MATTERS

     General. As a participant in the healthcare industry, our operations and relationships with healthcare providers, such as hospitals, are subject to extensive and increasing regulations by numerous federal and state governmental entities, as well as local governmental entities. The management and clinical services provided by us under contracts with hospitals and other clients include (collectively, "Management Services"):

     - the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, radiology and other services at hospitals, outpatient imaging facilities and other facilities,

     - utilization and review of services and administrative overhead,

     - scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities, and

     - administrative services such as billing and collection of fees for professional services.

     All of the above services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

     State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. We currently provide outsourced physician staffing and administrative services to healthcare facilities in 42 states. The laws and regulations relating to our operations vary from state to state. The laws of many states, including California, prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting professional fees with physicians. In 2004, we derived approximately 10% of our net revenue less provision for uncollectibles from services rendered in the state of California. The laws of other states, including Florida, do not prohibit non-physician entities from practicing medicine, but may retain a ban on some types of fee splitting arrangements. In 2004, we derived approximately 17% of our net revenues less provision for uncollectibles from services rendered in the state of Florida.

     While we seek to comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including noncompetition agreements with physicians, professional corporations and hospitals, will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee-splitting.

     Debt Collection Regulation. Some of our operations are subject to compliance with the federal Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes.

     Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws including the federal anti-kickback statute. The federal anti-kickback statute at section 1128B(b) of the Social Security Act ("SSA") ("Anti-Kickback Statute") prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. This fraud and abuse law defines federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, which are funded directly by the United States government or any state healthcare program. These programs include Medicare and Medicaid, and TRICARE (formerly the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs.

     As authorized by Congress, the United States Department of Health and Human Services has issued "safe harbor" regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these "safe harbor" provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti- Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs.

     In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and have seldom been interpreted by courts or regulatory agencies.

     In order to obtain additional clarification on the federal Anti-Kickback statute, a provider can obtain written interpretative advisory opinions from the Department of Health and Human Services ("HHS") regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies, e.g., the Department of Justice, and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protection are at fair market value) are not within the purview of an advisory opinion.

     In 1998, the Office of Inspector General ("OIG") of HHS issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the federal Anti-Kickback statute. The OIG's analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the Inspector General. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not perform marketing or any other management services for the hospital or the physicians by which we can influence the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that HHS will not be able to successfully challenge our arrangements under the federal Anti-Kickback statute in the future.

     Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as Stark II. In addition, a number of the states in which we operate have similar prohibitions on physician self-referrals. In general, these state prohibitions track Stark II's prohibitions and exceptions. Stark II prohibits the referral of Medicare and (in certain contexts) Medicaid patients by a physician to an entity for the provision of particular "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity.

     Stark II provides that the entity which renders the "designated health services" may not present or cause to be presented a claim for "designated health services" furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent Stark II's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of Stark II is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs.

     The term "designated health services" includes services commonly performed or supplied by hospitals (including inpatient and outpatient hospital services) or medical clinics to which we provide physician staffing. In addition, the term "financial relationship" is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements. On January 4, 2001, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule, subject to a comment period, intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of the regulations contained in this rule became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule subject to a comment period intended to clarify the remaining portions of the Stark Law. These rules, known as "phase two" of the Stark Law rulemaking, became effective July 26, 2004. While these phase two rules help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine fully their effect until the government begins enforcement of the rules. Evolving interpretations of current laws and regulations, or the adoption of new federal or state laws or regulations, could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

     Additionally, we are subject to state statutes and regulations that prohibit, among other things, payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.

     Other Healthcare Fraud and Abuse Laws. For example, section 1128B(a)(3) of SSA imposes criminal liability on individuals who or entities which, having knowledge of the occurrence of any event affecting their initial or continued right to a benefit or payment under a Federal health program, or the initial or continued right to any such benefit or payment of any other individual in whose behalf they have applied for or are receiving such benefit or payment, conceal or fail to disclose such event with an intent fraudulently to secure such benefit or payment either in a greater amount or quantity than is due or when no such benefit or payment is authorized. A violation of this section by a healthcare provider is a felony, and may result in fines up to $25,000 and exclusion from participation in federal healthcare programs.

     The federal Civil False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the Civil False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

     In addition to actions being brought under the Civil False Claims Act by government officials, the False Claims Act also allows a private individual with direct knowledge of fraud to bring a "whistleblower" or qui tam suit on behalf of the government against a healthcare provider for violations of the Civil False Claims Act. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. After the whistleblower has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. In the event the government declines to join the lawsuit, the whistleblower plaintiff may choose to pursue the case alone, in which case the whistleblower will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a whistleblower suit on the government's behalf, the whistleblower plaintiff receives a statutory amount of up to 30% of the recovered amount from the government's litigation proceeds if the litigation is successful. Recently, the number of whistleblower suits brought against healthcare providers has increased dramatically.

     In addition to the federal Civil False Claims Act, eleven states and the District of Columbia have enacted false claims laws that allow these jurisdictions to recover money which was fraudulently obtained by a healthcare provider from the jurisdiction, such as Medicaid funds provided by the state.

     In addition to the Civil False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), there are five additional federal criminal statutes: "Healthcare fraud," "False statements relating to healthcare matters," "Theft or embezzlement in connection with healthcare," "Obstruction of criminal investigations of healthcare offenses," and "Laundering of monetary instruments." These HIPAA criminal statutes ostensibly encompass fraud against private payers. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The "healthcare fraud" provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. The "false statements" provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

     In addition to criminal and civil monetary penalties, healthcare providers that are found to have defrauded the federal healthcare programs may be excluded from participation in these programs. Providers that are excluded are not entitled to receive payment under Medicare or other federal healthcare programs for items or services provided to program beneficiaries. Exclusion for a minimum of five years is mandatory for a conviction with respect to the delivery of a healthcare item or service. The presence of aggravating circumstances in a case can lead to a longer period of exclusion. The OIG also has the discretion to exclude providers for certain conduct even absent a criminal conviction. Such conduct includes participation in a fraud scheme, the payment or receipt of kickbacks, and failing to provide services of a quality that meets professionally recognized standards.

     The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. We are subject to these increased enforcement activities and may be subject to specific subpoenas and requests for information.

     Administrative Simplification. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information was one of the key factors behind the legislation.

     In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. Most affected entities, including us, were required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. We received confirmation from CMS of CMS's receipt of our request and were therefore required to comply with these regulations by October 16, 2003. We have completed the necessary actions to comply with these new standards and are ready to convert electronic data into this new format as carriers notify us of their ability to accept the format.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information which were subsequently clarified in August 2002. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or verbally. Most affected entities, including us, were required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We have entered into business associate agreements with our affiliated providers, including physicians, hospitals and other covered entities, and have entered into business associate agreements with our vendors and believe we are in substantial compliance with the final regulations concerning the privacy of healthcare information.

     In February 2003, CMS issued final regulations concerning the security of electronic protected healthcare information and data. These regulations mandate the use of certain administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected healthcare information. Most affected entities, including us, are required to comply with these regulations by April 21, 2005.

     In April 2003, CMS issued interim final regulations relating to the enforcement and imposition of penalties on entities that violate the HIPAA administrative simplification standards. These regulations are the first installment of enforcement regulations which, when issued in complete form, will set forth procedural and substantive requirements for the enforcement and imposition of penalties under HIPPA. Sanctions under the statute include criminal penalties and civil sanctions. We have established a plan and engaged the resources necessary to comply with the administrative simplification requirements of HIPAA. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA requirements. Based on the existing and proposed administrative simplification HIPAA regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition, or results of operations.

     Related Laws and Guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 which prohibits "patient dumping" by requiring hospitals and hospital emergency department physicians or urgent care center physicians to provide care to any patient presenting to the hospital's emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping.

     In addition to the Emergency Medical Treatment and Active Labor Act of 1986 and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

BUSINESS RISKS

     We Derive a Substantial Portion of Our Net Revenue Less Provision for Uncollectibles ($207.5 Million in 2004) from Services Provided to the Department of Defense Under the TRICARE Program. This Program Underwent Significant Change in 2004 That Will on an Annual Basis Have a Material Impact on Our Revenues and Profits. During 2004, the Company derived approximately $207.5 million of revenue for all services rendered to military personnel and their dependents as either a subcontractor under the TRICARE program administered by the Department of Defense or through direct contracting with military treatment facilities. The Company had historically provided its services principally through subcontract arrangements with managed care organizations that contracted directly with the TRICARE program. In 2004, the military subjected all of its outsourced healthcare staffing to a re-bidding process with successful bidders contracting directly with military treatment facilities.

     The Department of Defense and its various military branches began on June 1, 2004, awarding contracts for the civilian positions that it required going forward. The process of awarding healthcare staffing contracts by the government varied by branch of the military and by military base location within the various branches of the military. The award process included soliciting requests for proposals from organizations that provide civilian healthcare staffing, including the use of restrictive government or military approved vendor lists, some of which did not include the Company. In other instances, the military re-bid its business on a basis that was inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain bids was restricted to small business or minority qualified businesses for which the Company was not eligible to even bid for the contracts.

     The annual revenue derived by the Company from the Tricare Program contracts that was subject to re-bidding in 2004 was approximately $210.7 million. Based on the results of the military's re-bidding of all of its healthcare staffing contracts in 2004, the Company was successful in either retaining its previous staffing business or winning new staffing bids in the approximate amount of $138.2 million, or 66% of its previous revenue. We concluded that the results of such re-bidding would have a material adverse impact on our revenues and cash flow in the future. In addition, due to the reduced level of revenues and operating margins resulting from the re-bidding process, the Company would experience a decline in its operating profit derived from its military contracts.

     The Company recorded a goodwill impairment loss of $73.2 million in 2004 as a result of the re-bidding process.

     We Could Be Subject to Professional Liability Lawsuits, Some of Which We May Not Be Fully Insured Against or Reserved for. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not engage in the practice of medicine or provide medical services nor control the practice of medicine by our affiliated physicians or physician groups or the compliance with regulatory requirements applicable to the physicians and physician groups with which we contract, we have been involved in this type of litigation, and cannot assure you that we will not become so involved in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us.

     Prior to March 12, 2003, we had obtained professional liability insurance from insurance companies to cover our professional liability loss exposures. Our principal insurance policy in effect for such potential claims ended March 11, 2003. The insurance market for professional liability insurance coverage had changed significantly since our last policy renewal. Several significant insurance providers of such coverage have ceased to provide such coverage and others announced substantial rate increases for such coverage. Because of our significant volumes of patient visits, the number of insurance carriers in the marketplace with the ability to provide such level of coverage for us became increasingly more limited and, as a result, more costly. Effective March 12, 2003, we began insuring our professional liability risks principally through a program of self-insurance reserves and a captive insurance company arrangement. Under this program, we provide professional liability insurance to affiliated physicians and other healthcare practitioners and establish reserves, using actuarial estimates, for losses in respect of such insurance, as well as the professional liability losses of Team Health and other corporate entities. These losses are funded by our captive insurance company and, to the extent these losses exceed the assets of our captive insurance company, may be funded by us. The captive insurance company is subject to insurance regulatory laws and regulations, including actuarially determined premiums and loss reserve requirements. Under our current professional liability insurance program, our exposure for claim losses under professional liability insurance policies provided to affiliated physicians and other healthcare practitioners is limited to the amounts of individual policy coverage limits but there is no limit for aggregate claim losses incurred under all insurance provided to affiliated physicians and other healthcare practitioners or for individual or aggregate professional liability losses incurred by Team Health or other corporate entities. While our provisions for professional liability claims and expenses are determined through actuarial estimates, there can be no assurance that such actuarial estimates will not be exceeded by actual losses and related expenses in the future.

     We could be liable for claims against our affiliated physicians for incidents incurred but not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims ("IBNR"). With respect to those physicians for whom we provide tail coverage, for periods prior to March 12, 2003, we have acquired from a commercial insurance company tail coverage for IBNR claims. We cannot assure you that claim losses for periods prior to March 12, 2003, will not exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.

     Furthermore, for those portions of our professional liability losses that are insured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers are currently creditworthy, there can be no assurance that such insurance companies will remain so in the future.

     The Reserves That We Have Established in Respect of Our Professional Liability Losses Are Subject to Inherent Uncertainties and if a Deficiency is Determined This May Lead to a Reduction in Our Net Earnings. We have established reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred in respect of professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. In a study completed in April 2004, based on information as of January 31, 2004, the independent actuary firm projected that ultimate cumulative losses for the March 12, 2003 to December 31, 2004 period, undiscounted, will be in the range of $94.3 million to $136.0 million. The independent actuary firm will perform studies of projected ultimate losses at least annually. We use the actuarial estimates to establish reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See "Management's discussion and analysis of financial condition and results of operations -- Critical accounting policies and estimates -- Insurance reserves" and Note 12 of the notes to our consolidated financial statements.

     We May Incur Substantial Costs Defending Our Interpretations of Government Regulations and if We Lose, the Government Could Force Us to Restructure and Subject Us to Fines, Monetary Penalties and Exclusion from Participation in Government Sponsored Programs Such as Medicare and Medicaid. Our operations and arrangements with healthcare providers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from governmental programs, such as the Medicare and Medicaid programs. Of particular importance are:

     - provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, that, subject to limited exceptions, prohibit physicians from referring Medicare patients to an entity for the provision of certain "designated health services" if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity,

     - provisions of the Social Security Act, commonly referred to as the "anti-kickback statute," that prohibit the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid,

     - provisions of the Health Insurance Portability and Accountability Act of 1996 that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services,

     - the federal False Claims Act that imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government,

     - reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare programs,

     - similar state law provisions pertaining to anti-kickback, self-referral and false claims issues,

     - state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians,

     - laws that regulate debt collection practices as applied to our internal collection agency and debt collection practices,

     - federal laws such as the Emergency Medical Treatment and Active Labor Act of 1986 that require the hospital and emergency department or urgent care center physicians to provide care to any patient presenting to the emergency department or urgent care center in an emergent condition regardless of the patient's ability to pay, and similar state laws, and

     - state and federal statutes and regulations that govern workplace health and safety.

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

     In the event regulatory action limited or prohibited us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural and organizational modifications of our company and/or our contractual arrangements with physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts as a result of a restructuring. Moreover, our financing agreements may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of this indebtedness or require the refinancing of this indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course.

     Although management is not aware of any inquiry, investigation, or notice from any governmental entity indicating that we are in violation of any federal or state laws, such laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements and business practices will not be the subject of government scrutiny or be found to violate applicable laws. We did receive in March 2004 a subpoena from the Department of Health and Human Services Office of Inspector General ("OIG") located in Concord, California requesting certain information for the period 1999 to present relating to our billing practices. We have responded with information pertaining to the request and are awaiting further response to such information from the OIG.

     If Governmental Authorities Determine That We Violate Medicare Reimbursement Regulations, Our Revenues May Decrease and We May Have to Restructure Our Method of Billing and Collecting Medicare Payments. The Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their Medicare receivables to us. We have begun to restructure our method of billing and collecting Medicare payments in light of this new statutory reassignment exception. Under the new reassignment arrangement, many of our independent contractor physicians now reassign their Medicare receivables to us, so that Medicare carriers send payments for those physicians' services directly to us.

     In cases where we have not yet converted to the new reassignment arrangement, we still use a "lockbox"' model which we implemented shortly after notifying Medicare carriers of the details of our lockbox billing arrangements in December 1997. For the lockbox arrangements still in effect, Medicare carriers send payments for the physician services to a lockbox bank account under the control of the physician. The physician, fulfilling his contractual obligations to us, then directs the bank to transfer the funds in that bank account into a company bank account. In return, we pay the physician an agreed amount for professional services provided and provide management and administrative services to or on behalf of the physician or physician group.

     With respect to Medicare services that physicians employed by physician-controlled professional corporations render, Medicare carriers send payments for physician services to a group account under our control.

     While we seek to comply substantially with applicable Medicare reimbursement regulations, we cannot assure you that government authorities would find that we comply in all respects with these regulations. Management is not aware of any inquiry, investigation, or notice from any governmental entity indicating that we are in violation of any of the Medicare laws regarding Medicare Program payments. However, such laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements and business practices will not be the subject of government scrutiny or be found to violate applicable laws.

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

     The continual flux of healthcare rules and regulations at the federal, state and local level could revise the future of our relationships with the hospitals and physicians with whom we contract. In addition to the regulations referred to above, aspects of our operations are also subject to state and federal statutes and regulations governing workplace health and safety and, to a small extent, the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations.

     Accordingly, changes in existing laws and regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation could force us to restructure our relationships with physicians, professional corporations, hospitals and other facilities. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenues under existing contracts. Moreover, if these laws require us to modify our structure and organization to comply with these laws, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness.

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

     On November 2, 2004, Centers for Medicare and Medicaid Services ("CMS") issued its updates to the physician fee schedule payment rates for 2005. The 2005 physician fee schedule payment rate updates mandated by the Medicare Modernization Act, provide that the update to the conversion factor for physicians' services for 2005 will increase by approximately 1.5%. As a result of the legislative change, we estimate that we will realize an increase in such revenues in 2005 from Medicare and other related revenue sources of approximately $2.0 million.

     In addition to the 1.5% increase provided as a result of the Medicare Modernization Act, an additional 5% payment is provided starting in 2005 when a hospital in located within a Physician Scarcity Are ("PSA"). This is estimated to increase revenues in 2005 by $1.0 million.

     The Outcome of an Ongoing Investigation of the Department of Health and Human Services Office of Inspector General in Which We Are Involved Could Have a Material Adverse Impact on Our Business and Financial Condition. On March 30, 2004, we received a subpoena from the Department of HHS Office of Inspector General ("OIG"), located in Concord, California, requesting certain information for the period 1999 to present relating to our billing practices. To date, we have produced and delivered to the OIG certain requested information, and the OIG has stayed further requests. We have learned in conversations with representatives of the OIG and the United States Attorney for the Northern District of California, the basis for the issuance of the subpoena is a complaint filed in the United States District Court for the Northern District of California ("Court") by an individual on behalf of the government. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government's investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company's receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the portions of the complaint not under seal allege that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual's bringing of these allegations to the attention of the Company. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.

     We are fully cooperating with the OIG in its request described herein and have been producing and delivering to the OIG the requested documents. However, due to lack of more specific information available to us at this time, we are unable to ascertain the full scope of the government's inquiry or the qui tam relator's complaint. We cannot predict the outcome of this investigation or suit or their respective durations. If this investigation results in current or prior billing practices being identified as violative of applicable laws or regulations, results in penalties being imposed upon us, or results in an adverse determination in the qui tam relator's complaint against us, the impact could have a material adverse effect on our business and financial condition.

     We Could Experience a Loss of Contracts With Our Physicians or Be Required to Sever Relationships With Our Affiliated Professional Corporations in Order to Comply With Antitrust Laws. Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g. professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from Team Health and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts, which is negative in nature as to the relationship between us and the physicians/practices we contract with, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, the indenture and/or the new credit facilities may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

     A Reclassification of Our Independent Contractor Physicians By Tax Authorities Could Require Us to Pay Retroactive Taxes and Penalties. As of December 31, 2004, we contracted with approximately 2,500 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, except as described below, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends upon the facts and circumstances of the relationship. In the event of a determination by federal or state taxing authorities that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a "safe harbor" from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have proposed in the recent past to eliminate the safe harbor and may do so again in the future.

     Our practices with respect to the classification of our independent contractors has periodically been reviewed by the Internal Revenue Service with no adjustments or changes to our practices required as a result of such review. The most recent review was completed by the Internal Revenue Service in conjunction with the audit of our federal tax returns for 2000 and 2001.

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

     Our Revenue Could Be Adversely Affected by a Net Loss of Contracts. A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with hospitals generally have terms of three years. Our contracts with military treatment facilities are generally for one year and currently are in the form of a direct contract with a military treatment facility. Hospital contracts often include automatic renewal options under similar terms and conditions, unless either party gives notice of an intent not to renew. While most contracts are terminable by either of the parties upon notice of as little as 30 days, the average tenure of our existing hospital contracts is approximately eight years. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. The termination of a contract is principally due to either an award of the contract to another source of provider staffing as a result of a competitive bidding process or termination of the contract by us due to a lack of an acceptable profit margin on fee-for-service patient volumes coupled with inadequate contract subsidies. Additionally, to a much lesser extent contracts may be terminated due to such conditions as a hospital facility closing due to facility mergers or a hospital attempting to insource the service being provided by us. Our current military contracts generally have terms of one year and in many cases have renewal options on the part of the military. Such renewal options typically are for one to four years. We cannot assure you that we will not experience a net loss of contracts in the future and that any such net loss would not have a material adverse effect on our operating results and financial condition.

     We May Not Be Able to Find Suitable Acquisition Candidates or Successfully Integrate Completed Acquisitions into Our Current Operations in Order to Profitably Operate Our Consolidated Company. When we obtain new contracts with hospitals and managed care companies, which increasingly involves a competitive bidding process, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins or otherwise meet our objectives. Increasing pressures from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make the integration of new contracts, as well as maintenance of existing contracts, more difficult. A portion of our growth in net revenue has resulted from, and is expected to continue to result from, the acquisition of healthcare businesses. Our acquisition strategy could present some challenges. Some of the difficulties we could encounter include, problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, and accurately projecting physician and employee costs. Our acquisition strategy is also subject to the risk that we may not be able to identify suitable acquisition candidates in the future, we may not be able to obtain acceptable financing or we may not be able to consummate any future acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline. Furthermore, the diversion of management's attention and any delays or difficulties encountered in connection with the integration of businesses we acquire could negatively impact our business and results of operations. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

     Our Success Depends on our Ability to Manage Growth Effectively. Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition will materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

     We May Not Be Able to Successfully Recruit and Retain Qualified Physicians to Serve as Our Independent Contractors or Employees. Our affiliated medical groups provide facility-based services in virtually all types of settings. These include urban and suburban hospitals as well as rural and remote facilities. Our ability to recruit and retain affiliated physicians and qualified personnel for such settings can significantly affect our performance at such facilities. Certain of these locations present difficulties in recruiting providers due to limits on compensation, facility and equipment availability, reduced back-up by other specialists and personal/family lifestyle preferences. In addition, a number of our client hospitals increasingly demand a greater degree of specialized skills, training and experience in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff potential and existing contracts.

     Our core competencies include recruiting physicians and other providers to all types of settings. Our staff includes approximately 52 recruiters who work solely for us to fill the vacancies that occur via attrition and new contract sales. We utilize a proprietary IT application, populated with data purchased from various provider professional societies, to contact, recruit and employ or contract with providers as they are needed.

     In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals may be challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by existing employees or independent contractors from other areas of our company, including our regional management. If such assistance is not available for any reason, we utilize staffing from our internal locums tenens company to fill the staffing need until a permanent candidate is identified. Finally, if the aforementioned alternatives are unsuccessful, we contract with one of the many third-party locums tenens companies that exist to provide these services to healthcare facilities or companies such as ours.

     A number of resource options are available to us along with a large full-time staff of recruiters that use sophisticated IT tools allows us to recruit staffing for almost any situation. As a result, the inability to recruit skilled permanent provider staffing is seldom a reason for the termination of a contract.

     We compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success depends on our continued ability to recruit and retain competent physicians to serve as our employees or independent contractors. We may not be able to continue to attract and retain sufficient numbers of competent physicians and other healthcare professionals to continue to expand our operations. In recent years there has been a shortage of radiologists. The impact of this shortage has increased staffing opportunities for such physicians. We have responded to such shortage in ways other than our traditional fee-for-service contracting arrangements. We first have experienced increased staffing opportunities for radiologists through our locums tenens business. Additionally, we have changed in the past two years from a fee-for-service model to increasingly more often a cost-plus arrangement with healthcare facilities.

     There can be no assurance that our non-competition contractual arrangements with affiliated physicians and professional corporations will not be successfully challenged in certain states as unenforceable. We have contracts with physicians in many states. State law governing non-compete agreements varies from state to state. Some states are reluctant to strictly enforce non-compete agreements with physicians. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts and other business.

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

     Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with both national and regional enterprises. In addition, some of these firms may have greater access than us to physicians and potential clients. All of these competitors provide healthcare services similar in scope to us. We do not believe our services to have any disadvantages with respect to such competitors. While companies such as ours and those noted above operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician provider practice groups to provide services similar to ours. We therefore also compete against local physician groups and self-operated hospital emergency departments for satisfying staffing and scheduling needs. Such local groups will often times outsource many of their back office functions, including billing and collection functions, risk management and others. While we believe our Company has certain competitive advantages over these local groups relative to the economics of certain back office functions, stability of operations to hospitals and greater resources overall to provide flexibility in providing services to our clients, local groups may compete more effectively in the short-term in terms of the cost of their services. Such cost advantages in a competitive bidding process may reflect a willingness of a local group to provide their services for below market reimbursement rates for their physician services or to assume greater personal professional liability risk exposure than is deemed prudent by other providers of such staffing for contract pricing purposes.

     The military has changed its approach under its Tricare Program toward providing most of its outsourced healthcare staffing needs through direct provider contracting on a competitive bid basis. As a result, competition for such outsourced military staffing contracts may be affected by such factors as:

     - the lowest bid price;

     - an ability to meet technical government bid specifications;

     - the ability to recruit and retain qualified healthcare providers; and

     - restrictions on the ability to competitively bid based on restrictive government bid lists or bid specifications designed to award government contracts to targeted business ownership forms, such as those determined to meet small business qualifications, minority-owned, etc.

     While we believe our significant experience and demonstrated ability to recruit high quality healthcare professionals to meet the military's needs provides certain attractive advantages to the use of our services, such services and quality screening considerations may not result in the lowest competitive bid price and thus a failure to win contracts where the decision is based strictly on pricing considerations.

     We Depend on Reimbursements By Third-Party Payers, as Well as Payments by Individuals, Which Could Lead to Delays and Uncertainties in the Reimbursement Process. We receive a substantial portion of our payments for healthcare services from third-party payers, including Medicare, Medicaid, private insurers, managed care organizations and hospitals. We received approximately 56% of our net revenue less provision for uncollectibles from such third-party payers during fiscal 2004, including approximately 23% from Medicare and Medicaid.

     The reimbursement process is complex and can involve lengthy delays. Third-party payers continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. We recognize revenue when we provide healthcare services; however, there can be delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, they were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our Medicare and Medicaid reimbursement claims and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

     We also may not be paid in those instances where we provide healthcare services to uninsured individuals. Amounts not covered by third-party payers are the obligations of individual patients. We may not receive whole or partial payments from these uninsured individuals. As a result of government laws and regulations requiring us to treat patients meeting the definition of requiring emergency care regardless of their ability to pay, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient revenues less uncollectibles are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected potentially affecting our ability to maintain our restrictive debt covenant ratios and meeting our financial obligations.

     In summary, the risks associated with third-party payers and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

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

     Additional factors that complicate our billing include:

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

     In addition, the majority of the patient visits for which we bill payers are processed in one of five regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. Our billing centers process approximately 97% of our non-military patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute successfully or timely with respect to such back-up plan may cause a significant disruption to our cash flows and increase temporarily our billing costs.

     Loss of Key Personnel and/or Failure to Attract and Retain Highly Qualified Personnel Could Make it More Difficult for Us to Generate Cash Flow from Operations and Service Our Debt. Our success depends to a significant extent on the continued services of our core senior management team of H. Lynn Massingale, M.D., Chief Executive Officer and Director; Greg Roth, President and Chief Operating Officer; Robert J. Abramowski, Executive Vice President, Finance and Administration; Robert C. Joyner, Executive Vice President, General Counsel; Stephen Sherlin, Chief Compliance Officer; and Joseph Carmen, President, Billing Operations as well as the leaders of major components of our Company. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results. We have not had problems retaining key personnel in the past and do not have reason to believe that key personnel will be leaving in the near future.

     We are Subject to the Risk That the Former Shareholders of Spectrum Healthcare Resources ("SHR") Will Be Unable to Indemnify Us for Any Potential Claims Relating to Certain Tax Matters as Agreed to Under a Sale Agreement. In connection with the acquisition of SHR on May 1, 2002, a company that specializes in providing medical staff providers to military treatment facilities subject to certain limitations, the previous shareholders of such company and its related entities have indemnified us up to a limit of $10.0 million relating to any potential claims asserted against the acquired company during the three years subsequent to the date of its acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002. If the shareholders of SHR are unable to indemnify us in the event of any potential claims, we may be required to pay potential taxes, penalties and interest from these prior tax periods.

     The Interests of our Controlling Equityholders May Be in Conflict With the Interests of Our Debt Holders. Madison Dearborn Partners, Inc., Cornerstone Equity Investors, LLC and Beecken Petty O'Keefe and Company own the majority of our equity shares. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of our debt holders. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to debt holders. See "Management," "Security ownership of certain beneficial owners" and "Certain relationships and related transactions."'

ITEM 2.  PROPERTIES

     We lease approximately 39,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to seven years and monthly rents ranging from approximately $1,000 to $56,000. Our annual lease payments total approximately $8.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as malpractice actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance, exclusive of deductibles, would not be in excess of the reserves and such liabilities, if incurred, should not have a significant negative effect on our operating results and financial condition.

     On March 30, 2004, we received a subpoena from the Department of HHS Office of Inspector General ("OIG"), located in Concord, California, requesting certain information for the period 1999 to present relating to our billing practices. To date, we have produced and delivered to the OIG certain requested information, and the OIG has stayed further requests. We have learned in conversations with representatives of the OIG and the United States Attorney for the Northern District of California, the basis for the issuance of the subpoena is a complaint filed in the United States District Court for the Northern District of California ("Court") by an individual on behalf of the government. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government's investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company's receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the portions of the complaint not under seal allege that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual's bringing of these allegations to the attention of the Company. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.

     We are fully cooperating with the OIG in its request described herein and have been producing and delivering to the OIG the requested documents. However, due to lack of more specific information available to us at this time, we are unable to ascertain the full scope of the government's inquiry or the qui tam relator's complaint. We cannot predict the outcome of this investigation or suit or their respective durations. If this investigation results in current or prior billing practices being identified as violative of applicable laws or regulations, results in penalties being imposed upon us, or results in an adverse determination in the qui tam relator's complaint against us, the impact could have a material adverse effect on our business and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended December 31, 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public market for the equity securities of the Company. There were two principal holders of record of the Company's equity securities as of December 31, 2004. During 2004, the Company declared and paid a cash dividend of $2.82 per share which totaled $27.6 million in the aggregate. The Company did not declare any dividends on shares of its common stock during 2003. The Company repurchased 12,200 shares of its common stock in 2004 for an aggregate purchase price of $0.2 million. In addition, the Company repurchased 258,820 and 80,828 common units of Team Health Holdings, L.L.C. ("Holdings"), which owns 92.3% of the Company's common stock. The aggregate purchase price of such common units of Holdings was $4.3 million and $0.9 million in 2004 and 2003, respectively. Holdings has no assets other than its investment in the Company.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data presented below for the three-year period ended December 31, 2004 and the balance sheet data at December 31, 2004 and 2003 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data presented below for the two-year period ended December 31, 2001 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included in this report.

     Team Health acquired the operating assets of several medical staffing and related companies in the periods presented below. The results of the selected historical financial data reflect these acquisitions since their respective dates of acquisition.

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2004         2003         2002        2001       2000
                                      ----------   ----------   ----------   --------   --------
                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenue.........................  $1,572,174   $1,479,013   $1,230,703   $965,285   $918,974
Provision for uncollectibles........     563,483      479,267      396,605    336,218    329,291
                                      ----------   ----------   ----------   --------   --------
Net revenue less provision for
  uncollectibles....................   1,008,691      999,746      834,098    629,067    589,683
Cost of services rendered
  Professional service expenses.....     754,222      746,409      635,573    493,380    444,320
  Professional liability costs......      59,839      115,970       36,992     29,774     24,276
                                      ----------   ----------   ----------   --------   --------
Gross profit........................     194,630      137,367      161,533    105,913    121,087
General and administrative
  expenses..........................     100,473       95,554       81,744     63,998     57,794
Terminated transaction expense......          --           --           --         --      2,000
Management fee and other expenses...       1,387          505          527        649        591
Impairment of intangibles...........      73,177          168        2,322      4,137         --
Depreciation and amortization.......      13,689       22,018       20,015     14,978     12,638
Interest expense, net...............      28,949       23,343       23,906     22,739     25,467
Refinancing costs...................      14,731           --        3,389         --         --
                                      ----------   ----------   ----------   --------   --------
Earnings (loss) before income taxes
  and cumulative effect of change in
  accounting principle..............     (37,776)      (4,221)      29,630       (588)    22,597
Provision (benefit) for income
  taxes.............................      11,436       (1,410)      13,198        871      9,317
                                      ----------   ----------   ----------   --------   --------
Earnings (loss) before cumulative
  effect of change in accounting
  principle.........................     (49,212)      (2,811)      16,432     (1,459)    13,280
Cumulative effect of change in
  accounting principle, net of
  income tax benefit................          --           --         (294)        --         --
Dividends on preferred stock........       3,602       14,440       13,129     11,889     10,783
                                      ----------   ----------   ----------   --------   --------
Net earnings (loss) attributable to
  common stockholders...............  $  (52,814)  $  (17,251)  $    3,009   $(13,348)  $  2,497
                                      ==========   ==========   ==========   ========   ========
NET CASH PROVIDED BY (USED FOR):
Operating Activities................  $   64,585   $  101,741   $   52,480   $ 49,737   $ 52,130
Investing Activities................     (75,795)     (26,279)    (174,762)   (22,826)   (12,900)
Financing Activities................     (71,823)     (22,287)      99,888    (12,132)   (13,646)
Capital Expenditures................      (6,713)      (8,972)      (9,796)    (5,955)    (7,359)
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash, cash equivalents and
  short-term investments............  $   82,582   $  100,964   $   47,789   $ 70,183   $ 55,404
Working capital.....................      99,372       86,729       70,163    104,039    124,105
Total assets........................     610,391      731,049      674,240    500,198    502,098
Total debt..........................     428,125      299,415      320,500    217,300    229,201
Mandatory redeemable preferred
  stock.............................          --      158,846      144,405    130,779    118,890
Total stockholders' equity
  (deficit).........................    (198,880)    (115,203)     (97,432)   (99,690)   (86,123)

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

COMPANY OVERVIEW

     We are a national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States and one of the largest providers of outsourced physician staffing and administrative services to military treatment facilities. In addition to providing physician staffing, we also provide a broad array of non-physician healthcare services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.

     Our regional operating models include comprehensive programs for emergency medicine, radiology, anesthesiology, inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare facilities, including military treatment facilities.

     Acquisitions. During the past three years, we have successfully acquired and integrated the contracts of two hospital-based physician groups and related companies in addition to the acquisition in 2002 of a leading provider of military staffing to the military. In addition, during the past three years we have also acquired two businesses engaged in providing such services as billing and collection, physician management services and non-hospital-based physician services.

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

     Strategic acquisitions continue to be a component of our growth strategy. The market for outsourced medical services is highly fragmented and served primarily by small local and regional physician groups, which represent over 64% of the market and generally lack the resources and depth of services necessary to compete with national providers. Our acquisition strategy is to target those companies with strong clinical reputations and quality contracts with larger hospitals.

     Contracts. A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with traditional hospitals typically have terms of three years and are generally automatically renewable under the same terms and conditions unless either party to the contract gives notice of their intent not to renew the contract. Our average contract tenure for hospital contracts is approximately eight years. Our current military contracts are all the result of a re-bidding of such contracts by the military. Such military staffing contracts are typically for one year and in many cases include option years available to the military.

     Approximately 60% of our net revenue less provision for uncollectibles is generated under fee-for-service arrangements through which we bill and collect the professional fees for the services provided. Conversely, under our flat-rate contracts, hospitals or military treatment facilities pay us a fee based on the hours of physician coverage provided, but the hospital or military treatment facility is responsible for its own billing and collection. In states where physician employees service our contracts directly because there is no prohibition against such arrangements, Medicare payments for such services are made directly to us. In states where the physicians providing services are our independent contractors, Medicare payments for those services are paid into a lockbox account in the name of the independent contractor physician and subsequently directed into a Company account.

TRICARE PROGRAM

     During 2004, the Company derived approximately $207.5 million of revenue for services rendered to military personnel and their dependents as either a subcontractor under the TRICARE program administered by the Department of Defense or by direct contracting with military treatment facilities. The Company had historically provided its services principally through subcontract arrangements with managed care organizations that contracted directly with the TRICARE program. In 2004, the military subjected all of its outsourced healthcare staffing to a re-bidding process with successful bidders contracting directly with military treatment facilities.

     During the second quarter of 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced healthcare staffing positions in a manner different than previously used to acquire such positions. The most significant announcement was that the military was no longer going to obtain such staffing through managed care organizations with whom the Company had previously secured a preferred subcontractor status position. Instead, the military announced that it was going to secure such positions through a competitive bidding process regardless of past incumbency in staffing such positions. The introduction of a new form of competition posed an immediate threat to the existing revenues and operating margins being experienced by the Company. Furthermore, because responsibility for such contracting within the military was turned over to government procurement officers, the aspect of pricing versus existing relationships and service levels was going to prevail in terms of vendor selection by the military. In addition, the various branches of the military established certain restrictive criteria for purposes of eligibility to bid on certain of their staffing requests for certain proposals, some of which precluded our Company from bidding for new staffing contracts.

     The Department of Defense and its various military branches began on June 1, 2004, awarding contracts for the civilian positions that it required going forward. The process of awarding healthcare staffing contracts by the government varied by branch of the military and by military base location within the various branches of the military. The award process included soliciting requests for proposals from organizations that provide civilian healthcare staffing, including the use of restrictive government or military approved vendor lists, some of which did not include the Company. In other instances, the military re-bid its business on a basis that is inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain bids was restricted to small business or minority qualified businesses for which the Company was not eligible to even bid for the contracts. The new military staffing contracts resulting from the re-bidding process vary as to form and duration on an individual staffing position basis. The duration of such contracts typically ranges from one year with no renewal options to renewal options on the part of the military with such option periods ranging from one to five years. The above noted facts and circumstances were concluded by management to be a "triggering event" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Tangible Assets".

     The following is a summary of the Company's military staffing revenues that were subject to re-bidding under the new TRICARE program contracting process (in thousands):

Annual revenue derived from contracts subject to
  re-bidding................................................  $210,700
Annual revenue value of bids won (including new business of
  $20.1 million)............................................  $138,200
Percentage of revenue retained or new business won to total
  of annual revenue re-bid..................................        66%

     Management, during 2004, concluded that the Company's previous revenues and operating margins were materially adversely affected as a result of the re-bidding process. The Company prior to the recognition of any impairment loss had $127.9 million of goodwill related to its military staffing business The Company recorded an impairment loss of $73.2 million relating to its military business goodwill in 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     Net Revenue. Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

     Our net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each. A significant portion (74% of our net revenue in 2004) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company's contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient's submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

     Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at December 31, 2004, was 63.3 days and at December 31, 2003, was 61.4 days. The number of days outstanding will fluctuate over time due to a number of factors. The increase in the average days revenue outstanding of approximately 1.9 days includes an increase of 4.5 days resulting from a decrease in average revenue per day between periods offset by a decrease of 2.8 days due to an increase in collections relating to contract accounts receivable and fee-for-service patient visits. Our allowance for doubtful accounts totaled $126.4 million as of December 31, 2004. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of December 31, 2004, was approximately 91% of self-pay accounts outstanding as fee-for-service patient visits at December 31, 2004. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

     Methodology for Computing Allowance for Doubtful Accounts. The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue recognized. The Company initially determines gross revenue for its fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for the Company's estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents the Company's estimated cash to be collected from such patient visits and is net of the Company's estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of the Company's fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract's accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payer processing problems that are temporary in nature. Contract related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2004 and 2003.

     Insurance Reserves. The nature of our business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from a commercial insurance provider. Professional liability lawsuits are routinely reviewed by our insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, we have recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on our past loss experience following consultation with our outside insurance experts and claims managers.

     Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Accordingly, beginning on March 12, 2003, a substantial portion of our provision for professional liability losses is based on periodic actuarial estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management's estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation.

     Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. In March 2003 we had an actuarial projection made of our potential exposure for losses under the provisions of our commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that we would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, we recorded a loss estimate, discounted at 4%, of $50.8 million in our statement of operations for the three months ended March 31, 2003.

     The payment of any losses realized by us under the aggregate loss provision discussed above will only be after our previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, our portion of our loss exposure under the aggregate policy feature, if realized, is not expected to result in an outflow of cash until 2006.

     Since March 12, 2003, our professional liability costs consist of annual projected costs resulting from an actuarial study along with the cost of certain professional liability commercial insurance premiums and programs available to us that remain in effect. The provisions for professional liability costs will fluctuate as a result of several factors, including hours of exposure as measured by hours of physician and related professional staff services as well as actual loss development trends.

     Our provisions for losses under the aggregate loss limits of our policy in effect prior to March 12, 2003, and under our captive insurance and self-insurance programs since March 12, 2003, are subject to periodic actuarial reevaluation. The results of such periodic actuarial studies may result in either upward or downward adjustment to our previous loss estimates.

     The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

     Impairment of Intangible Assets. In assessing the recoverability of our intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. During 2004, 2003 and 2002, we recorded losses due to impairments of intangibles of $73.2 million, $0.2 million and $2.3 million, respectively. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required us to analyze our goodwill for impairment issues during the first three months of 2002, and thereafter on an annual basis. As a result of the initial impairment review, we recorded as a cumulative change of accounting principle in 2002 a loss of $0.3 million net of related tax benefit.

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

     The complexity of the estimation process associated with our fee-for-service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent adjustments to previously reported revenues.

     Net revenue less the provision for uncollectibles is an estimate of cash collections and, as such, is a key measurement by which management evaluates the performance of individual contracts as well as the company as a whole.

     Approximately 41% of our revenue less provision for uncollectibles in 2004 was derived from payments made by government sponsored healthcare programs, principally Medicare, Medicaid and TRICARE. These programs are subject to substantial regulation by federal and state governments. Funds received under Medicare and Medicaid are subject to audit and, accordingly, retroactive adjustments of these revenues may occur. We, however, have never had any substantial retroactive adjustment due to a Medicare or Medicaid audit. Additionally, funds previously received from a managed care support contractor as a result of participation in the TRICARE program are subject to audit and subsequent retroactive adjustment. Reimbursable fee payments for Medicare and Medicaid patients for some services are defined and limited by the Centers for Medicare and Medicaid Services ("CMS") and some state laws and regulations. During 2004, the Medicare program announced that its physician reimbursement rates would increase in 2005 by approximately 1.5%. We estimate that we will realize an increase in such revenues in 2005 from Medicare and other related revenue sources of approximately $2.0 million based on 2004 volumes of such covered patients. In addition to the 1.5% increase provided as a result of the Medicare Modernization Act, an additional 5% payment is provided starting in 2005 when a hospital is located within a Physician Scarcity Area ("PSA"). This is estimated to increase revenues in 2005 by $0.9 million.

     Cost of Services Rendered. Cost of services rendered consists of professional services expenses and professional liability costs. Professional expenses primarily consist of fees paid to physicians and other providers under contract with us, outside collection fees relating to independent billing contracts, operating expenses of our internal billing centers and other direct contract service costs. Approximately 80% of our physicians are independently contracted physicians who are not employed by us and the remainder are our employees. We typically pay emergency department and urgent care center physicians a flat hourly rate for each hour of coverage provided or, increasingly more often, based on relative value units for services provided. A relative value unit is a standard healthcare industry measurement intended to measure the relative amount of effort involved in the provision of different healthcare procedures. We typically pay radiologists and primary care physicians an annual salary. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security and expenses that we pay for employed physicians.

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

     Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
Fee-for-service revenue.....................................  115.8%   104.1%   108.8%
Contract revenue............................................   37.1     40.8     35.1
Other revenue...............................................    3.0      3.0      3.6
Net revenue.................................................  155.9    147.9    147.5
Provision for uncollectibles................................   55.9     47.9     47.5
Net revenue less provision for uncollectibles...............  100.0    100.0    100.0
                                                              =====    =====    =====
Professional service expenses...............................   74.8     74.7     76.2
Professional liability costs................................    5.9     11.6      4.4
Gross profit................................................   19.3     13.7     19.4
General and administrative expenses.........................   10.0      9.6      9.8
Management fee and other expenses...........................    0.1      0.1      0.1
Impairment of intangibles...................................    7.3       --      0.3
Depreciation and amortization...............................    1.4      2.1      2.4
Interest expense, net.......................................    2.9      2.3      2.8
Refinancing costs...........................................    1.5       --      0.4
Earnings (loss) before income taxes and cumulative effect of
  change in accounting principle............................   (3.7)    (0.4)     3.6
Provision (benefit) for income taxes........................    1.1     (0.1)     1.6
Net earnings (loss).........................................   (4.9)    (0.3)     2.0
Dividends on preferred stock................................    0.4      1.4      1.6
Net earnings (loss) attributable to common stockholders.....   (5.2)    (1.7)     0.4

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     Net Revenues. Net revenues in 2004 increased $93.2 million or 6.3%, to $1,572.2 million from $1,479.0 million in 2003. The increase in net revenues of $93.2 million included an increase of $127.1 million in fee-for-service revenue and $0.3 million in other revenue, partially offset by a decrease in contract revenue of $34.2 million. In 2004, fee-for-service revenue was 74.3% of net revenue compared to 70.4% in 2003, contract revenue was 23.8% of net revenue compared to 27.6% in 2003 and other revenue was 1.9% of net revenue compared to 2.0% in 2003.

     Provision for Uncollectibles. The provision for uncollectibles was $563.5 million in 2004 compared to $479.3 million in 2003, an increase of $84.2 million or 17.6%. The provision for uncollectibles as a percentage of net revenue was 35.8% in 2004 compared to 32.4% in 2003. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles as a percentage of net revenues resulted from fee schedule and average acuity pricing increases in excess of increased average collection rates for self-pay patients. In addition, the increase in the provision for uncollectibles as a percentage of revenue was affected by an estimated 1.0% payer mix shift toward more self-insured patient encounters in 2004 and a reduction in contract revenues between years.

     Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in 2004 increased $8.9 million, or 0.9%, to $1,008.7 million from $999.7 million in 2003. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $28.4 million, or 4.2%, to $710.6 million in 2004 from $682.2 million in 2003. The increase in same contract revenue of 4.2% is principally due to increased net revenue per billing unit offset by a decrease in overall patient dollar volumes between periods. Same contract revenue increased approximately 6.6% between periods due to higher estimated net revenue per billing unit. Billing volume for same contract fee-for-service decreased 0.6% between periods while contract revenues declined due to lower billable hours in the Company's locum tenens and radiology staffing contracts based services, principally as a result of terminating certain operating services and contracts in these staffing areas. Acquisitions contributed $7.6 million between periods. The aforementioned increases were partially offset by a net $27.1 million of revenue derived from contracts that terminated during the periods less revenue obtained through new sales.

     Professional Service Expenses. Professional service expenses, which includes physician costs, billing and collection expenses and other professional expenses, totaled $754.2 million in 2004 compared to $746.4 million in 2003, an increase of $7.8 million or 1.0%. The increase of $7.8 million in professional service expenses included an increase of approximately $15.0 million which resulted principally from increases in average rates paid per hour of provider service on a same contract basis. Acquisitions contributed $6.2 million of the increase. These increases were partially offset by a net decrease of approximately $13.4 million due to terminated contracts.

     Professional Liability Costs. Professional liability costs were $59.8 million in 2004 compared with $116.0 million in 2003 for a decrease of $56.1 million. The decrease in professional liability expenses is due primarily to a provision for losses in excess of an aggregate insured limit for periods prior to March 12, 2003 of $50.8 million in 2003. Excluding the $50.8 million provision, professional liability expenses decreased $5.3 million or 8.1% between periods. The decrease of $5.3 million includes a reduction of $2.0 million in 2004 in self-insured retention reserves for excess limits provided for certain physicians in prior years as a result of a review of remaining outstanding claims pertaining to such coverage periods and approximately $1.6 million in 2004 resulting from favorable actuarial results related to 2003 initial self-insured loss year reserves. Also contributing to the decrease is a reduction in exposure associated with the termination of staffing contracts in higher risk territories or specialties.

     Gross Profit. Gross profit was $194.6 million in 2004, compared to $137.4 million in 2003 for an increase of $57.2 million. The increase in gross profit is attributable to the effect of the aggregate provision for professional liability insurance losses of $50.8 million in 2003 and increased contribution from steady state operations, partially offset by the net effect of terminated contracts between periods. Gross profit as a percentage of revenue less provision for uncollectibles in 2004 was 19.3% compared to 18.8% before the provision for excess professional liability losses in 2003.

     General and Administrative Expenses. General and administrative expenses increased $4.9 million in 2004 to $100.5 million from $95.6 million in 2003. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.0% in 2004 compared to 9.6% in 2003. Included in general and administrative expenses in 2004 is approximately $1.7 million related to a bonus to stock option holders in connection with a refinancing of the Company's debt structure. Excluding the effect of the stock option bonus expense, general and administrative expenses increased approximately $3.2 million, or 3.3%. The remaining increase in general and administrative expenses between years was principally due to increases in salaries and benefits of approximately $1.0 million, net of a decrease in cost of approximately $1.0 million under our management incentive plan, an increase in professional consulting expenses between years of $1.7 million (including in 2004 approximately $2.4 million related to improving our billing and collection processes), with the remainder of the increase due to an increase in travel related and lease costs, respectively, of approximately $0.5 million each.

     Management Fee and Other Operating Expenses. Management fee and other operating expenses were $1.4 million in 2004 and $0.5 million for the corresponding period in 2003. Other operating expenses in 2004 included a loss on asset disposals totaling $0.9 million.

     Impairment Loss. During 2004, an impairment loss in the amount of $73.2 million was recorded related to goodwill associated with our military staffing business. The results of a re-bidding of our healthcare staffing contracts under the military's Tricare Program indicated a net loss of contract revenues and margin related to such staffing services. Based on the results of the re-bidding, an impairment analysis using expected future cash flows and estimated fair values relating to the underlying business to which the goodwill applies indicated that the goodwill previously recorded in the amount of $127.9 million was impaired.

     Depreciation and Amortization. Depreciation and amortization was $13.7 million in 2004 and $22.0 million in 2003. Amortization expense decreased by $7.7 million between periods due to certain of the Company's intangibles becoming fully amortized in 2003.

     Net Interest Expense. Net interest expense increased $5.6 million to $28.9 million in 2004, compared to $23.3 million in 2003. The increase in net interest expense includes approximately $7.8 million due to an increased level of net outstanding debt between periods and a realized hedge instrument loss of approximately $1.0 million in 2004 partially offset by lower interest rates and non-cash amortization of loan costs between periods.

     Refinancing Costs. The Company expensed $14.7 million of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.

     Loss before Income Taxes. Loss before income taxes in 2004 was $37.8 million compared to $4.2 million in 2003.

     Provision (Benefit) for Income Taxes. Provision for income taxes in 2004 was $11.4 million compared to a benefit of $1.4 million in 2003.

     Net Loss. Net loss for 2004 was $49.2 million compared to a net loss of $2.8 million in 2003.

     Dividends on Preferred Stock. The Company recognized $3.6 million of dividends in 2004 and $14.4 million in 2003, on its Class A mandatory redeemable preferred stock.

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

     During 2004, we restructured our capital structure. The restructuring resulted in the following transactions occurring:

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

     - We incurred and paid approximately $8.2 million in costs (in addition to an $8.2 million call premium on our previously outstanding 12% Senior Subordinated Bonds) to complete the above transactions.

     In addition, the Board of Directors declared and paid to our shareholders a cash dividend of approximately $27.6 million on March 23, 2004. The Board of Directors also authorized a cash payment to holders of stock options in the form of a compensatory bonus in the approximate amount of $1.3 million.

     As a result of the above transactions, we have total debt outstanding of $428.1 million as of December 31, 2004, compared to $299.4 million as of December 31, 2003.

     Cash provided from operating activities in 2004 was $64.6 million compared to cash provided by operating activities in 2003 of $101.7 million. The $37.1 million decrease in cash provided by operating activities was principally due to an increase in interest and tax payments between periods and operating cash flows used in the refinancing transaction. Cash used in investing activities in 2004, was $75.8 million compared to a use of cash in 2003 of $26.3 million. The $49.5 million change in cash used in investing activities was principally due to the purchase of short-term investments offset by the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing as well as reduced levels of capital expenditures in 2004. Cash used in financing activities in 2004 and 2003 was $71.8 million and $22.3 million, respectively. The $49.5 million decrease in cash resulting from financing activities was due to the debt restructuring and dividend paid in 2004.

     We spent $6.7 million in 2004 and $9.0 million in 2003 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

     We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $3.2 million in 2004 and $2.5 million in 2003. Future contingent payment obligations are approximately $8.8 million as of December 31, 2004.

     We made scheduled debt maturity payments of $1.9 million in 2004 in accordance with its applicable term loan facilities in effect at the time.

     We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained will be retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2004, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $24.4 million. Based on the results of our most recent actuarial report and renewal of our fronting carrier program effective June 1, 2004, anticipated cash outflow to the captive insurance company and to its third-party fronting carrier during the period January 1, 2005 through May 31, 2005, is estimated at $6.7 million.

     Our senior credit facility at December 31, 2004 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $250.0 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $15.0 million for fiscal 2004 by April 30, 2005. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying consolidated balance sheet at December 31, 2004.

     Approximately $210.7 million of annual revenue resulting from providing staffing services to the military was subjected to a re-bidding process with awards effective at various dates between June 1 and November 1, 2004. Based on the results of the re-bidding process in 2004, we have been successful in winning existing or new business contracts of approximately $138.2 million in annual revenues or approximately 66% of our annual revenue that had been re-bid. In addition, the operating margins expected to be realized from such awards are lower than existing margins. Based on the results of the re-bidding awards, we expect a decline in annual earnings and cash flow from our military staffing business. We do not expect the decline in earnings and cash flow from our military staffing business, based on our estimates of such earnings and cash flow, to result in any violations of debt covenant financial ratio requirements under our senior credit agreement.

     We had as of December 31, 2004, total cash, cash equivalents and short-term investments of approximately $82.6 million and a revolving credit facility borrowing availability of $76.2 million. Our ongoing cash needs in 2004 were met from internally generated operating sources and there were no borrowings under our revolving credit facility. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of its remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior revolving credit facility. From time to time we may repurchase our subordinated bonds subject to the approval of the bank group comprising our senior credit facility.

     The following tables reflect a summary of obligations, commitments outstanding and estimated uses of nonrestricted cash to meet estimated professional liability insurance obligations as of December 31, 2004, after giving effect to the refinancing transactions (in thousands):

                                                    PAYMENTS DUE BY PERIOD
                                  -----------------------------------------------------------
                                  LESS THAN                               AFTER 5
                                   1 YEAR     1 - 3 YEARS   4 - 5 YEARS    YEARS      TOTAL
                                  ---------   -----------   -----------   --------   --------
Contractual cash obligations:
Long-term debt..................  $ 15,000     $  4,746       $ 4,746     $403,633   $428,125
Operating leases................     8,716       13,925         6,431        1,554     30,626
Interest payments...............    30,746       60,812        59,977       53,354    204,889
                                  --------     --------       -------     --------   --------
  Subtotal......................    54,462       79,483        71,154      458,541    663,640
                                  --------     --------       -------     --------   --------

                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                  -----------------------------------------------------------
                                  LESS THAN                               AFTER 5
                                   1 YEAR     1 - 3 YEARS   4 - 5 YEARS    YEARS      TOTAL
                                  ---------   -----------   -----------   --------   --------
Other commitments:
Standby letters of credit.......  $  3,831     $     --       $    --     $     --   $  3,831
Contingent acquisition
  payments......................     7,076        1,697            --           --      8,773
                                  --------     --------       -------     --------   --------
                                    10,907        1,697            --           --     12,604
                                  --------     --------       -------     --------   --------

                                          AMOUNT OF ACTUARILY ESTIMATED PAYMENTS FOR
                                               PROFESSIONAL LIABILITY LOSSES(1)
                                  -----------------------------------------------------------
                                  LESS THAN                               AFTER 5
                                   1 YEAR     1 - 3 YEARS   4 - 5 YEARS    YEARS      TOTAL
                                  ---------   -----------   -----------   --------   --------
Excess of aggregate under
  insured plan ended March 11,
  2003..........................  $     --     $ 29,720       $22,639     $  7,714   $ 60,073
Captive insurance subsidiary
  funding.......................    48,657       35,832         1,782           --     86,271
                                  --------     --------       -------     --------   --------
Total estimated payments........    48,657       65,552        24,421        7,714    146,344
                                  --------     --------       -------     --------   --------
Total obligations, commitments
  and estimated use of
  nonrestricted cash to fund
  professional liability
  losses........................  $114,026     $146,732       $95,575     $466,255   $822,588
                                  ========     ========       =======     ========   ========

---------------

(1) Amounts represent estimated use of unrestricted cash to pay claims in excess of an insured $130 million aggregate plan limit in existence prior to March 11, 2003, and amounts estimated to be funded into the Company's captive insurance subsidiary for self-insured claims subsequent to March 11, 2003. The amounts represent estimated payments for loss reporting periods prior to January 1, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

     As more fully discussed in Note 15, we adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The provisions of SFAS No. 150 are applicable to our financial statements beginning in 2005. We do not expect the adoption of SFAS No. 150 to have a material effect on our results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity ("VIE"') and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. We have no interest in any entities created nor did we acquire any entities after February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ( "FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. Management believes that FIN 46R does not have a material impact to us.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Under the definition provided in SFAS No. 123(R) the Company is considered a nonpublic entity therefore the provisions of SFAS No. 123(R) are effective for the Company beginning January 1, 2006. Early adoption is permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS No. 123(R) beginning January 1, 2006.

     As previously discussed the Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Currently, the Company uses the minimum value method to estimate the value of stock options granted to employees. In accordance with the transition provisions of SFAS No. 123(R) the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. For those options that are granted after the adoption SFAS No. 123(R) the Company will no longer be permitted to use the minimum-value method and instead will be required to use an acceptable option-pricing model. The Company has not yet determined which specific option-pricing model it will use.

     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2004, 2003 or 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

     Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior credit facilities. Interest rate swap agreements are used to manage a portion of our interest rate exposure.

     We were obligated under the terms of our senior credit facility agreement to obtain within 90 days of the date of entering into the agreement interest rate hedge agreements at amounts such that 50% of our funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 28, 2004, we entered into an interest rate swap agreement that effectively converted $35.0 million of our variable rate Term Loan B to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the Eurodollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes us to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to our interest rate swaps agreement is a creditworthy financial institution and we believe the counterparty will be able to fully satisfy its obligations under the contracts.

     We had previously entered into a forward interest rate swap agreement effective November 7, 2002, to effectively convert $62.5 million of floating-rate borrowings to 3.86% fixed-rate borrowings. As a result of the payment of the underlying borrowings in 2004, we realized a loss of approximately $1.7 million related to this interest rate hedge agreement to reflect its value on a mark to market basis.

     At December 31, 2004, the fair value of our total debt, which has a carrying value of $428.1 million, was approximately $424.1 million. We had $248.1 million of variable debt outstanding at December 31, 2004. If the market interest rates for our variable rate borrowings averaged 1% more during the twelve months subsequent to December 31, 2004, our interest expense would increase, and earnings before income taxes would decrease, by approximately $2.4 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer, H. Lynn Massingale, M.D. (principal executive officer), and our Executive Vice President Finance and Administration, Robert J. Abramowski (principal financial officer). Dr. Massingale and Mr. Abramowski have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                                    AGE*                  POSITION
----                                    ----   --------------------------------------
Lynn Massingale, M.D. ................   52    President, Chief Executive Officer and
                                               Director
Greg Roth.............................   47    President and Chief Operating Officer
Robert J. Abramowski..................   54    Executive Vice President, Finance and
                                               Administration
Robert C. Joyner......................   57    Executive Vice President, General
                                               Counsel
Stephen Sherlin.......................   59    Chief Compliance Officer
David P. Jones........................   37    Chief Financial Officer
Nicholas W. Alexos....................   41    Director
Glenn A. Davenport....................   51    Director
Earl P. Holland.......................   59    Director
Dana J. O'Brien.......................   49    Director
Kenneth W. O'Keefe....................   38    Director
Timothy P. Sullivan...................   46    Director

---------------

* As of February 28, 2005

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

     GREG ROTH joined Team Health in October 2004 as President and Chief Operating Officer of Team Health. Mr. Roth joins the Company after being employed with HCA -- The Healthcare Company since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA's Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Western Region's Chief Financial Officer from January 1995 to May 1997. Prior to joining HCA, Mr. Roth held various financial positions at Ornda HealthCorp from July 1994 to January 1995 and at EPIC Healthcare Group from April 1988 to July 1994. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

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

     STEPHEN SHERLIN was named Chief Compliance Officer effective July 1, 2004. Mr. Sherlin previously served as Executive Vice President, Healthcare Financial Services since February 2000. Mr. Sherlin joined Team Health in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until 1996 Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

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

     EARL P. HOLLAND became a director of the Company in 2001. Mr. Holland has over 32 years of experience working in the healthcare industry. Prior to his retirement in January, 2001, Mr. Holland held several positions with Health Management Associates, including the positions of Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Holland also serves on the board of directors of several other companies engaged in the business of providing healthcare services as well as other business services. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

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

     KENNETH W. O'KEEFE became a director in 1999. Mr. O'Keefe is a founding member of Beecken Petty O'Keefe & Company, LLC, a private equity investment firm focused in the healthcare industry. Mr. O'Keefe currently serves on the Boards of Directors of Valitas Healthcare Services, Inc., Seacoast Technologies, Inc., PerfectServe, Inc. and Jazz Pharmaceuticals, Inc. Mr. O'Keefe received a B.A. from Northwestern University and an M.B.A. from the University of Chicago Graduate School of Business

     TIMOTHY P. SULLIVAN became a director in 1999. Prior to co-founding Madison Dearborn Partners, Inc. Mr. Sullivan was with First Chicago Venture Capital. Mr. Sullivan concentrates on investments in the healthcare industry and, in addition to Team Health, currently serves on the Boards of Directors of Milnot

Holding Corporation, National Mentor, Inc. and Valitas Healthcare Services, Inc. In addition, Mr. Sullivan serves as a member of the Board of Trustee's for Cristo Rey Jesuit High School and Northlight Theatre, and is a member of the WAVE committee for Northwestern University. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A. from Stanford University Graduate School of Business.

CODE OF ETHICS

     Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is attached as exhibit 14 to this Annual Report on Form 10-K or is available to any person upon request by calling (865) 293-5205.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2004 of those persons who served as

          (1) the chief executive officer during 2004 and

          (2) our other five most highly compensated executive officers for 2004 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                                          COMPENSATION
                                                             AWARDS
                                                          ------------
                                ANNUAL COMPENSATION        SECURITIES
                             --------------------------    UNDERLYING    SPECIAL     ALL OTHER        TOTAL
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      OPTIONS(1)    BONUS(2)   COMPENSATION   COMPENSATION
---------------------------  ----   --------   --------   ------------   --------   ------------   ------------
Lynn Massingale, M.D. ....   2004   $532,693   $487,500          --      $50,791     $82,209(3)     $1,153,193
  President and Chief        2003    516,566    164,497          --           --      77,550(3)        758,613
  Executive Officer          2002    418,022    206,813      45,000       75,000      78,922(3)        778,757

Robert J. Abramowski......   2004    362,030    239,913          --       86,203      18,189(4)        706,335
  Executive Vice President,  2003    289,913     64,998          --           --      15,247(4)        370,158
  Finance and
     Administration          2002    288,325     95,597          --       50,000       9,295(4)        443,217

Robert C. Joyner..........   2004    255,693    180,000          --       41,009      20,914(4)        497,616
  Executive Vice President,  2003    235,732     50,546          --           --      19,290(4)        305,568
  General Counsel            2002    224,766     63,363       7,000       37,500      18,059(4)        343,688

David P. Jones............   2004    216,700    142,950          --       50,414      25,793(4)        435,857
  Chief Financial Officer    2003    188,850     41,284          --           --      23,703(4)        253,837
                             2002    183,104     54,334       7,000       37,500      29,386(4)        304,324

Stephen Sherlin...........   2004    206,068    184,789          --       41,009      18,948(4)        450,814
  Chief Compliance Officer   2003    236,385     70,679          --           --      15,836(4)        322,900
                             2002    235,137     93,066       7,000       12,500      13,106(4)        353,809

Michael L. Hatcher*.......   2004    477,115    307,125          --       25,395      28,479(4)        838,114
                             2003    324,236     84,204          --           --      27,530(4)        435,970
                             2002    270,652    106,509      22,500       25,000      25,666(4)        427,827

---------------

 * Mr. Hatcher's employment with us ended effective February, 2004. Mr. Hatcher had served with us in the position of Chief Operating Officer -- Specialty Services.

(1) Represents options granted under the Team Health Option Plan (as defined below).

(2) The 2004 Special Bonus represents cash payments authorized and approved by the Company's Board of Directors to holders of stock options as a compensatory bonus in conjunction with dividend declared on the Company's common stock. The 2002 Special Bonus represents bonuses authorized and approved by the Company's Board of Directors in conjunction with a successful acquisition.

(3) All other compensation for Dr. Massingale includes the following:

                                                   2004      2003      2002
                                                  -------   -------   -------
Life insurance..................................  $51,600   $51,660   $46,210
Other...........................................   30,609    25,890    32,712

    Life insurance represents premiums paid by the Company on behalf of Dr. Massingale. Such premiums are secured by a collateral interest in the policy and are repayable to the Company at the time any benefits under the policy are realized.

(4) All other compensation for Mr. Abramowski, Mr. Joyner. Mr. Jones, Mr. Sherlin and Mr. Hatcher is less than 10% of their annual compensation each year.

     Additionally, Dr. Massingale provides professional medical services to client hospitals under independent contractor agreements with subsidiaries of the Company. During 2004, 2003, and 2002, Dr. Massingale was paid $0, $1,500 and $834, respectively.

     During 2004, the following named Executive Officers received a distribution in the following amounts from the Team Health Equity Deferred Compensation Plan in conjunction with a refinancing that occurred during the year:

Lynn Massingale, M.D. ......................................  $1,515,546
Stephen Sherlin.............................................  $  341,593
David Jones.................................................  $  273,274
Michael L. Hatcher..........................................  $  519,992

     Such amounts represent the payment of compensation originally deferred during 1999 in conjunction with a recapitalization of the Company. The deferred amounts had been invested in preferred stock of Team Health Holdings, LLC.

STOCK OPTION PLANS

     In March 1999, the Company adopted the Team Health Inc. Stock Option Plan (the "Team Health Option Plan"). See "Team Health Inc. Stock Option Plan." Information for the Team Health Option Plan is presented below.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to the Named Executive Officers under the Team Health Option Plan during 2004.

     Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values. The following table sets forth the number of shares underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of 2004.

                                                               SECURITIES
                                                               UNDERLYING
                                                               UNEXERCISED      VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL   IN-THE-MONEY OPTIONS
                                                                YEAR END         AT FISCAL YEAR END
                         SHARES ACQUIRED                     (#)EXERCISABLE/      ($) EXERCISABLE/
NAME                       ON EXERCISE     VALUE REALIZED     UNEXERCISABLE       UNEXERCISABLE(1)
----                     ---------------   --------------   -----------------   --------------------
Lynn Massingale,
  M.D. ................          --           $     --        18,000/27,000       222,300/333,450
Robert J. Abramowski...          --           $     --        30,550/16,450       377,293/203,158
Robert C. Joyner.......          --           $     --        14,534/12,466       165,487/115,463
David P. Jones.........          --           $     --         17,867/9,133        254,655/86,295
Stephen Sherlin........          --           $     --        14,534/12,466       165,487/115,463
Michael L. Hatcher.....       9,000           $136,710           --/--                --/--

---------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding-in-the-money options and the fair market value of such options on December 31, 2004. The fair market value of options under the Team Health, Inc. Stock Option Plan, as determined by the Company's Board of Directors, was $16.85 per share.

PENSION PLANS

     Substantially all of the salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under our 401(k) plan. At the discretion of the Company's Board of Directors, the Company may make a matching contribution up to 50% of the first 6% of employees' contributions under the Plan. The Company's Board of Directors authorized the maximum discretionary amount as a match on employees' 401(k) Plan contributions for 2004, including the Named Executive Officers.

     In addition, the Named Executive Officers are eligible to participate in the Team Health, Inc. non-qualified Supplemental Executive Retirement plan
(SERP). Eligible employees are permitted to defer a portion of their income under the SERP. At the discretion of the Company's Board of Directors, the Company may make a contribution to participants in the SERP.

EMPLOYMENT AGREEMENTS

     We entered into employment and non-compete agreements with certain members of our senior management, including the Named Executive Officers.

     The employment agreements for the Named Executive Officers include five-year terms beginning March 11, 1999 for Dr. Massingale, Mr. Jones, and Mr. Sherlin, and beginning August 1, 1999 for Mr. Joyner and beginning October 2, 2001 for Mr. Abramowski. The employment agreements include provision for the payment of an annual base salary, subject to annual review and adjustment, as well as the payment of a bonus based upon the achievement of certain financial performance criteria. The base bonus pool is established as a percentage of the employee's base salary. Adjustments to the base bonus pool can occur based upon over or under performance against established financial targets. The maximum performance against the target is 105%, which can result in an upward adjustment to the base bonus pool to 150%. The minimum performance against the target is 95%, which can result in a downward adjustment to the base bonus pool of 50%. Financial performance between the maximum and minimum targets results in a linear adjustment to the base bonus pool. The annual base salaries as of December 31, 2004 and the base bonus that can be earned by each of the named Executive officers is as follows:

                                                                ANNUAL       BASE
                                                              BASE SALARY   BONUS %
                                                              -----------   -------
Lynn Massingale, M.D. ......................................   $517,500       65%
Robert J. Abramowski........................................    331,080       50%
Robert C. Joyner............................................    248,400       50%
David P. Jones..............................................    215,000       50%
Stephen Sherlin.............................................    125,000       50%

     The terms of the employment agreements include that, if the executive is terminated by us without cause, or under certain conditions, such as death or disability, by the executive, the executive will receive a multiple of his base salary and may receive a portion of his bonus for the year of termination. The multiple of base salary in the case of Dr. Massingale is two years and in the case of Mr. Sherlin, Mr. Jones, Mr. Joyner and Mr. Abramowski is one year.

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

     Options awarded under the plan are exercisable into shares of our common stock. The total number of shares of common stock as to which options may be granted may not exceed 1,245,926 shares of common stock. Options may be granted to any of our employees, directors or consultants.

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

COMPENSATION OF DIRECTORS

     We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Two of our directors, Mr. Davenport and Mr. Holland, are compensated for services they provide in their capacities as directors. The compensation for Mr. Davenport and Mr. Holland includes an annual stipend of $12,000 as well as $3,000 for each meeting attended. Additionally, during 2004, Mr. Davenport utilized the Company's airplane for non-Company related travel in the amount of $2,111.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Team Health Holdings owns 92.3% of our outstanding common stock and voting interests. Pacific Physician Services, Inc., a subsidiary of Caremark, Rx, Inc. owns 7.6% of our outstanding common stock and voting interests. Pacific Physician Services, Inc. can be reached in care of Caremark Rx, Inc. at 2111 Commerce Street, Suite 800, Nashville, Tennessee 37201. The following table sets forth certain information regarding the actual beneficial ownership of Team Health Holdings' ownership units by:

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

                                                              PERCENTAGE OF
                                                               OUTSTANDING
                                                                 COMMON       PERCENTAGE OF
BENEFICIAL OWNER                                                  UNITS       VOTING UNITS
----------------                                              -------------   -------------
Cornerstone Equity Investors IV, L.P. ......................      39.4%           39.4%
  c/o Cornerstone Equity Investors, LLC
  717 Fifth Avenue, Suite 1100
  New York, New York 10022
  Attention: Dana J. O'Brien

Madison Dearborn Capital Partners II, L.P. .................      39.4%           39.4%
  c/o Madison Dearborn Partners
  Three First National Plaza, Suite 3800
  Chicago, Illinois 60602
  Attention: Timothy P. Sullivan

Healthcare Equity Partners, L.P. and
  Healthcare Equity Q.P. Partners, L.P......................       8.8%            8.8%
  c/o Beecken Petty O'Keefe & Company, L.L.C.
  200 W. Madison St., Suite 1910
  Chicago, IL 60606
  Attention: Kenneth W. O'Keefe

Certain members of management and other directors...........      12.4%           12.4%

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

     In connection with the acquisition of SHR, subject to certain limitations, the previous shareholders of SHR and related entities have indemnified us up to a limit of $10.0 million against any claims asserted against SHR during the three years subsequent to the date of SHR's acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

REGISTRATION RIGHTS AGREEMENT

     In connection with the recapitalization, both Team Health and our stockholders, Team Health Holdings and Pacific Physician Services, and Team Health Holdings and all of its unit holders, entered into two separate registration rights agreements. Under the registration rights agreements, some of the holders of capital stock owned by Team Health Holdings (with respect to our shares) and Cornerstone, Madison Dearborn and Beecken Petty O'Keefe (with respect to units of Team Health Holdings), respectively, have the right, subject to various conditions, to require us or Team Health Holdings, as the case may be, to register any or all of their common equity interests under the Securities Act of 1933 at our or Team Health Holdings' expense. In addition, all holders of registrable securities are entitled to request the inclusion of any common equity interests of Team Health or Team Health Holdings covered by the registration rights agreements in any registration statement at our or Team Health Holdings' expense, whenever we or the Team Health Holdings propose to register any of our common equity interests under the Securities Act of 1933. In connection with all such registrations, we or Team Health Holdings have agreed to indemnify all holders of registrable securities against some liabilities, including liabilities under the Securities Act of 1933.

MANAGEMENT SERVICES AGREEMENT

     We have also entered into a management services agreement dated March 12, 1999 with Cornerstone, Madison Dearborn and Beecken Petty O'Keefe under which each of Cornerstone, Madison Dearborn and Beecken Petty O'Keefe have agreed to provide us with:

          (1) general management services;

          (2) assistance with the identification, negotiation and analysis of acquisitions and dispositions;

          (3) assistance with the negotiation and analysis of financial alternatives; and

          (4) other services agreed upon by us and each of Cornerstone, Madison Dearborn and Beecken Petty O'Keefe.

     In exchange for such services, Cornerstone, Madison Dearborn and Beecken Petty O'Keefe collectively receive an annual advisory fee of $500,000, plus reasonable out-of-pocket expenses (payable quarterly). The management services agreement has an initial term of three years, subject to automatic one-year extensions unless we or Cornerstone, Madison Dearborn or Beecken Petty O'Keefe provides written notice of termination. The management services agreement will automatically terminate upon the consummation of an initial public offering.

TEAM HEALTH HOLDINGS AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT

     Cornerstone, Madison Dearborn, Beecken Petty O'Keefe and some of the members of our management and board of directors (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement. The Limited Liability Company Agreement governs the relative rights and duties of the Members.

     Membership Interests. The ownership interests of the members in Team Health Holdings consist of preferred units and common units. The common units represent the common equity of Team Health Holdings and the preferred units represent the preferred equity of Team Health Holdings. Holders of the preferred units are entitled to return of capital contributions prior to any distributions made to holders of the common units. In connection with our 2004 refinancing all preferred units were redeemed and no preferred units are currently outstanding.

     Distributions. Subject to any restrictions contained in any financing agreements to which Team Health Holdings or any of its affiliates is a party, the board of managers of Team Health Holdings may make distributions, whether in cash, property or securities of Team Health Holdings at any time or from time to time in the following order of priority:

          First, to the holders of preferred units, if any, the aggregate unpaid amount accrued on such preferred units on a daily basis, at a rate of 10% per annum.

          Second, to the holders of preferred units, if any, an amount determined by the aggregate Unreturned Capital (as defined and described in the Limited Liability Company Agreement).

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

OTHER RELATED PARTY TRANSACTIONS

     We lease office space for our corporate headquarters from Winston Road Properties, an entity that is owned 50% by Park Med Properties. Two of our executive officers during 2004, Dr. Massingale and Mr. Hatcher, each own 20% of Park Med Properties. We paid $676,741 in 2004 to Winston Road Properties in connection with the lease agreement. In addition, Park Med Properties owns a building, which houses a medical clinic that is operated by a consolidated affiliate of the Company. In 2004, the consolidated affiliate paid $123,761 to Park Med Properties in connection with the lease agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees recognized by the Company during the fiscal years ending December 31, 2004 and 2003 by its principal accounting firm, Ernst and Young, LLP, are set forth below. The Audit Committee of the Company's Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                                                2004       2003
                                                              --------   --------
Audit Fees(1)...............................................  $400,964   $277,750
Audit Related Fees(2).......................................        --         --
Tax Fees(3).................................................   211,703    342,439
All other Fees(4)...........................................       975      1,600
                                                              --------   --------
Total aggregate fees billed.................................  $613,642   $621,789
                                                              ========   ========

---------------

(1) Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young, LLP for the audit of the Company's annual financial statements and the review of financial statements included in Form 10-Q, Form 10-K and Form S-4. The fees are for services that are normally provided by Ernst & Young, LLP in connection with statutory or regulatory filings or engagements.

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) CONSOLIDATED FINANCIAL STATEMENTS OF TEAM HEALTH, INC.

        Report of Independent Registered Public Accounting Firm

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

     (b) EXHIBITS

     See Exhibit Index.

                               TEAM HEALTH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                    CONTENTS

Report of Independent Registered Public Accounting Firm.....  61
Consolidated Balance Sheets.................................  62
Consolidated Statements of Operations.......................  63
Consolidated Statements of Stockholders' Equity (Deficit)     64
  and Comprehensive Earnings................................
Consolidated Statements of Cash Flows.......................  65
Notes to the Consolidated Financial Statements..............  66

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Team Health, Inc.

     We have audited the accompanying consolidated balance sheets of Team Health, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive earnings and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health, Inc. at December 31, 2004 and 2003, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------

Nashville, Tennessee
February 7, 2005

                               TEAM HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  17,931     $ 100,964
  Short term investments....................................      64,651            --
  Accounts receivable, less allowance for uncollectibles of
     $126,351 and $120,653 in 2004 and 2003, respectively...     160,852       167,957
  Prepaid expenses and other current assets.................       4,860         4,243
  Receivables under insured programs........................      51,307        62,527
                                                               ---------     ---------
Total current assets........................................     299,601       335,691
Property and equipment, net.................................      17,625        19,967
Other intangibles, net......................................      11,624        16,990
Goodwill....................................................      95,197       167,665
Deferred income taxes.......................................      96,708        96,881
Receivables under insured programs..........................      52,804        60,697
Other.......................................................      36,832        33,158
                                                               ---------     ---------
                                                               $ 610,391     $ 731,049
                                                               =========     =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................   $  12,004     $  15,169
  Accrued compensation and physician payable................      75,160        76,557
  Other accrued liabilities.................................      72,988        82,876
  Income taxes payable......................................       4,670         9,948
  Current maturities of long-term debt......................      15,000        43,528
  Deferred income taxes.....................................      20,407        20,884
                                                               ---------     ---------
Total current liabilities...................................     200,229       248,962
Long-term debt, less current maturities.....................     413,125       255,887
Other non-current liabilities...............................     195,917       182,557
Mandatory redeemable preferred stock........................          --       158,846
Common stock, $0.01 par value 12,000 shares authorized,
  9,729 and 10,070 shares issued in 2004 and 2003...........          97           101
Additional paid in capital..................................         919           703
Retained earnings (deficit).................................    (198,891)     (113,813)
Less treasury shares at cost................................        (787)       (1,045)
Accumulated other comprehensive earnings (loss).............        (218)       (1,149)
                                                               ---------     ---------
                                                               $ 610,391     $ 731,049
                                                               =========     =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Net revenue..............................................  $1,572,174   $1,479,013   $1,230,703
Provision for uncollectibles.............................     563,483      479,267      396,605
                                                           ----------   ----------   ----------
  Net revenue less provision for uncollectibles..........   1,008,691      999,746      834,098
Cost of services rendered
  Professional service expenses..........................     754,222      746,409      635,573
  Professional liability costs...........................      59,839      115,970       36,992
                                                           ----------   ----------   ----------
     Gross profit........................................     194,630      137,367      161,533
General and administrative expenses......................     100,473       95,554       81,744
Management fee and other expenses........................       1,387          505          527
Impairment of intangibles................................      73,177          168        2,322
Depreciation and amortization............................      13,689       22,018       20,015
Interest expense, net....................................      28,949       23,343       23,906
Refinancing costs........................................      14,731           --        3,389
                                                           ----------   ----------   ----------
     Earnings (loss) before income taxes and cumulative
       effect of change in accounting principle..........     (37,776)      (4,221)      29,630
Provision (benefit) for income taxes.....................      11,436       (1,410)      13,198
                                                           ----------   ----------   ----------
Earnings (loss) before cumulative effect of change in
  accounting principle...................................     (49,212)      (2,811)      16,432
Cumulative effect of change in accounting principle, net
  of income tax benefit of $209..........................          --           --         (294)
                                                           ----------   ----------   ----------
Net earnings (loss)......................................     (49,212)      (2,811)      16,138
Dividends on preferred stock.............................       3,602       14,440       13,129
                                                           ----------   ----------   ----------
     Net earnings (loss) attributable to common
       stockholders......................................  $  (52,814)  $  (17,251)  $    3,009
                                                           ==========   ==========   ==========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           AND COMPREHENSIVE EARNINGS

                                                                                           ACCUMULATED
                            COMMON STOCK      TREASURY STOCK    ADDITIONAL                    OTHER
                           ---------------   ----------------    PAID IN     RETAINED     COMPREHENSIVE
                           SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL      DEFICIT    EARNINGS (LOSS)     TOTAL
                           ------   ------   ------   -------   ----------   ---------   ---------------   ---------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2001...................  10,000    $100       --    $    --      $ --      $ (99,571)      $  (219)      $ (99,690)
  Net earnings...........      --      --       --         --        --         16,138            --          16,138
  Other comprehensive
    loss, net of tax:
  Net change in fair
    value of swaps, net
    of tax of $844.......      --      --       --         --        --             --        (1,396)         (1,396)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
Total comprehensive
  earnings...............                                                                                     14,742
Issuance of stock........      68       1                           644             --            --             645
Dividends on preferred
  stock..................      --      --       --         --        --        (13,129)           --         (13,129)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
BALANCE AT DECEMBER 31,
  2002...................  10,068     101       --         --       644        (96,562)       (1,615)        (97,432)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
  Net loss...............      --      --                            --         (2,811)           --          (2,811)
  Other comprehensive
    loss, net of tax:
  Net change in fair
    value of swaps, net
    of tax of $286.......      --      --       --         --        --             --           466             466
                           ------    ----     ----    -------      ----      ---------       -------       ---------
Total comprehensive
  earnings...............                                                                                     (2,345)
Stock option activity....       2      --       --         --        59             --            --              59
Treasury stock
  purchased..............      --      --     (150)    (1,045)       --             --            --          (1,045)
Dividends on preferred
  stock..................      --      --       --         --        --        (14,440)           --         (14,440)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
BALANCE AT DECEMBER 31,
  2003...................  10,070     101     (150)    (1,045)      703       (113,813)       (1,149)       (115,203)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
  Net loss...............      --      --                            --        (49,212)           --         (49,212)
  Other comprehensive
    income, net of tax:
Net change in fair market
  value of investments
  net of tax of $136.....      --      --       --         --        --             --          (214)           (214)
  Net change in fair
    value of swaps, net
    of tax of $708.......      --      --       --         --        --             --         1,145           1,145
                           ------    ----     ----    -------      ----      ---------       -------       ---------
Total comprehensive
  earnings...............                                                                                    (48,281)
Stock option activity....      21      --       --         --       237             --            --             237
Treasury stock
  reissued...............      --      --        7        100        --             --            --             100
Treasury shares
  cancelled..............    (362)     (4)     362      4,704       (21)        (4,679)           --              --
Treasury stock
  purchased..............      --      --     (271)    (4,546)       --             --            --          (4,546)
Dividends on common
  stock..................      --      --       --         --        --        (27,585)                      (27,585)
Dividends on preferred
  stock..................      --      --       --         --        --         (3,602)           --          (3,602)
                           ------    ----     ----    -------      ----      ---------       -------       ---------
BALANCE AT DECEMBER 31,
  2004...................   9,729    $ 97      (52)   $  (787)     $919      $(198,891)      $  (218)      $(198,880)
                           ======    ====     ====    =======      ====      =========       =======       =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).......................................  $ (49,212)  $  (2,811)  $  16,138
  Adjustments to reconcile net earnings (loss):
    Depreciation and amortization...........................     13,689      22,018      20,015
    Amortization of deferred financing costs................      1,061       1,446       1,583
    Write-off of deferred financing costs...................      6,225          --       3,389
    Provision for uncollectibles............................    563,483     479,267     396,605
    Impairment of intangibles...............................     73,177         168       2,322
    Deferred income taxes...................................       (771)    (13,967)      6,941
    Loss on sale of equipment...............................        887           5          59
    Cumulative effect of change in accounting principle.....         --          --         294
    Equity in joint venture income..........................       (664)       (235)       (346)
    Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................   (556,214)   (490,392)   (407,319)
       Prepaids and other assets............................     (1,732)      5,842      (4,847)
       Income tax receivables...............................     (5,277)     10,761       7,797
       Receivables under insured programs...................     19,113      39,918     (24,388)
       Accounts payable.....................................     (3,575)      1,287      (3,785)
       Accrued compensation and physician payable...........     (7,536)     11,907       4,806
       Other accrued liabilities............................      1,137        (643)      2,797
       Professional liability reserves......................     10,794      37,170      30,419
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     64,585     101,741      52,480
INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (6,713)     (8,972)     (9,796)
  Sale of property and equipment............................         77           1          31
  Cash paid for acquisitions, net...........................     (3,245)     (2,472)   (165,722)
  Net purchases of short-term investments...................    (64,877)         --          --
  Net purchases of investments by insurance subsidiary......    (10,948)    (13,642)         --
  Other investing activities................................      9,911      (1,194)        725
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................    (75,795)    (26,279)   (174,762)
FINANCING ACTIVITIES
  Payments on notes payable.................................   (301,290)    (21,085)   (121,800)
  Proceeds from notes payable...............................    430,000          --     225,000
  Payments of deferred financing costs......................     (7,892)       (278)     (5,226)
  Proceeds from sales of common stock.......................         62           2         644
  Proceeds from sales of preferred stock....................         --          --       1,270
  Purchase of treasury stock................................     (2,770)       (926)         --
  Proceeds from sale of treasury stock......................        100          --          --
  Dividends paid on common stock............................    (27,585)         --          --
  Redemptions of preferred stock............................   (162,448)         --          --
  Net cash provided by (used in) financing activities.......    (71,823)    (22,287)     99,888
  Increase (decrease) in cash and cash equivalents..........    (83,033)     53,175     (22,394)
  Cash and cash equivalents, beginning of year..............    100,964      47,789      70,183
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of year....................  $  17,931   $ 100,964   $  47,789
                                                              =========   =========   =========
  Supplemental cash flow information:
  Interest paid.............................................  $  30,693   $  23,365   $  22,404
                                                              =========   =========   =========
  Taxes paid................................................  $  18,574   $   2,557   $   7,864
                                                              =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               TEAM HEALTH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

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

     The Company has two principal stockholders. Team Health Holdings, LLC ("Holdings"), which is owned by certain equity sponsors and certain members of the Company's senior management, owns 92.3% of the Company's $0.01 par value common stock. Caremark Rx, Inc. owns 7.6% of the remaining outstanding common stock.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.

     The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Emerging Issues Task Force (EITF) No. 97-2 "Application of FASB No. 94 and APB Opinion No. 16 to Physician Practice Entities and Certain Other Entities with Contractual Management Arrangements". The Company's arrangements with associated professional corporations ("PC") are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through a management services agreement between a subsidiary of Team Health, Inc. and the PCs.

     CASH AND CASH EQUIVALENTS

     Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

     MARKETABLE SECURITIES

     In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2004 and 2003, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are recognized in earnings.

                               TEAM HEALTH, INC.

     ACCOUNTS RECEIVABLE

     Accounts receivable are primarily due from hospitals and clinics, third-party payers, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is somewhat limited by the diversity and number of hospitals, patients, payers and by the geographic dispersion of the Company's operations. In addition, a portion of the Company's military staffing business is conducted on a sub-contract basis with a third-party direct contractor to the military. The amount owed by such direct contractor represents approximately 7.5% of the Company's consolidated accounts receivable as of December 31, 2004.

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

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives which was seven years in 2004.

     Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference.

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

                               TEAM HEALTH, INC.

     DEFERRED FINANCING COSTS

     Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the interest method, consist of the following as of December 31 (in thousands):

                                                               2004     2003
                                                              ------   -------
Deferred financing costs....................................  $7,892   $11,333
Less accumulated amortization...............................    (812)   (4,859)
                                                              ------   -------
                                                              $7,080   $ 6,474
                                                              ======   =======

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

     DERIVATIVES

     The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. During 2004 the fair value of interest rate swaps, net of tax, increased approximately $1.1 million. In 2003, the fair value, net of tax increased approximately $0.5 million. In 2002, the fair value, net of tax, decreased approximately $1.4 million. In all years the change in fair value was recognized through other comprehensive earnings.

     REVENUE RECOGNITION

     Net revenues consist of fee-for-service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

     Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company's billing arrangements and how net revenue

                               TEAM HEALTH, INC.

is recognized for each. A significant portion (74% of our net revenue in 2004) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company's contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient's submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

     Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company's staff. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

     Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, the Company derives a small percentage of revenue from providing administrative and billing services that are contingent upon the collection of third-party physician billings, either by us on their behalf or other third-party billing companies. Such revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

     Net revenues are reduced for management's estimates of amounts that will not be collected. The resulting net revenue less provision for uncollectibles reflects net cash collections for services rendered in the period plus management's estimate of the remaining collections to be realized for services rendered in the period. Such

                               TEAM HEALTH, INC.

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

     The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 23%, 19% and 20% of total net revenue less provision for uncollectibles in years 2004, 2003 and 2002, respectively. In addition, net revenues less provision for uncollectibles derived from the TRICARE Program, which is the U.S. military's dependent healthcare program, was approximately 21%, 23% and 15% in 2004, 2003 and 2002, respectively.

     SEGMENT REPORTING

     The Company provides its services through five operating segments which are aggregated into two reportable segments, Healthcare Services and Management Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupation health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Management Services segment, which consists of medical group management services and external billing and collection services, provides a range of management and billing services on a fee basis. These services include strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services.

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

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported earnings in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair

                               TEAM HEALTH, INC.

value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the accounting for that compensation is using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. As more fully discussed in Note 15, the Company has adopted the disclosure requirements of SFAS No. 148 and the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively for all new awards granted to employees after January 1, 2003.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The provisions of SFAS No. 150 are applicable to the Company's financial statements beginning in 2005. The Company has determined that the adoption of SFAS No. 150 will not have a material effect on the results of its operations or financial condition.

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

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Under the definition provided in SFAS No. 123(R) the Company is considered a nonpublic entity therefore the provisions of SFAS No. 123(R) are effective for the Company beginning January 1, 2006. Early adoption is permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS No. 123(R) beginning January 1, 2006.

     As previously discussed the Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Currently, the Company uses the minimum value method to estimate the value of stock options granted to employees. In accordance with the transition provisions of SFAS No. 123(R) the Company will continue to account for nonvested awards outstanding at

                               TEAM HEALTH, INC.

the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. For those options that are granted after the adoption SFAS No. 123(R) the Company will no longer be permitted to use the minimum-value method and instead will be required to use an acceptable option-pricing model. The Company has not yet determined which specific option-pricing model it will use.

     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2004, 2003 or 2002.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   ACQUISITIONS

     During 2004, the Company made payments of approximately $0.7 million with respect to contingent payments established as a result of certain previous acquisitions. These amounts represent payments of purchase price and have been recorded as goodwill. Such amounts are not deductible for tax purposes.

     Effective December 31, 2003, the Company acquired all of the outstanding stock of a corporation that provides hospital physician staffing services under two contracts at locations in Ohio. The purchase price for the acquired corporation was $1.6 million, including $0.1 million which was paid in cash on December 31, 2003 and the remaining $1.5 million paid in January 2004. As of December 31, 2004, the Company may have to make up to an additional $0.9 million in future payments if targeted future earnings are achieved.

     Effective September 1, 2002, the Company acquired all of the outstanding stock of three corporations held by a single stockholder. The acquired corporations provide hospital emergency department and hospital physician staffing services under five contracts for locations in West Virginia and Virginia. The purchase price for the acquired corporations was $8.6 million of which $5.2 million was paid in cash at September 1, 2002 with the remainder of the purchase price due in four annual installments of $0.9 million, $0.9 million, $1.1 million and $0.5 million commencing on October 31, 2003. In addition, the Company as of December 31, 2004, may have to pay up to $2.0 million in future contingent payments.

     On May 1, 2002, the Company acquired all of the operations of Spectrum Health Resources ("SHR"). SHR is a leading provider of permanent healthcare staffing services to military treatment facilities. The acquisition of SHR, which provides services similar to the existing staffing operations of the Company, significantly expanded the Company's base of business by providing an entry into a portion of the healthcare staffing market not previously served by the Company The Company acquired the operations of SHR through the purchase of all of the outstanding stock of the parent company of SHR and the refinancing of the parent company's outstanding debt. The total purchase price for SHR was paid in cash and totaled approximately $145.7 million.

     The Company's three equity sponsors control a majority of the Company's voting common stock. Those three equity sponsors were also controlling equity investors in SHR prior to and at the time of entering into the

                               TEAM HEALTH, INC.

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

     The assets and operations of L&S were acquired for $6.4 million in cash and the Company as of December 31, 2004, may have to make up to $2.5 million in future contingent payments relating to this acquisition. The assets and operations of the three pediatric services locations were acquired for $4.7 million in cash. The Company as of December 31, 2004, may have to make up to $3.4 million in future contingent payments for the existing business operations if targeted future earnings levels are achieved.

     The following schedule summarizes investing activities related to acquisitions and contingent payments included in the consolidated statements of cash flows for 2004, 2003 and 2002, respectively, (in thousands):

                                                           2004     2003       2002
                                                          ------   -------   --------
Fair value of net operating assets acquired (liabilities
  assumed)..............................................  $2,536   $(3,116)  $  3,676
Fair value of contracts acquired........................      --     2,110     21,510
Goodwill................................................     709     3,478    140,536
                                                          ------   -------   --------
Cash paid for acquisitions, net.........................  $3,245   $ 2,472   $165,722
                                                          ======   =======   ========

     The acquisitions noted above were accounted for using the purchase method of accounting. The operating results of the acquired businesses have been included in the accompanying consolidated statements of operations from their respective dates of acquisition.

4.   GOODWILL IMPAIRMENT LOSS

     During 2004, the Company derived approximately $207.5 million of revenue for services rendered to military personnel and their dependents as either a subcontractor under the TRICARE program administered by the Department of Defense or by direct contracting with military treatment facilities. The Company had

                               TEAM HEALTH, INC.

historically provided its services principally through subcontract arrangements with managed care organizations that contracted directly with the TRICARE program. In 2004, the military subjected all of its outsourced healthcare staffing to a re-bidding process with successful bidders contracting directly with military treatment facilities.

     During the second quarter of 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced healthcare staffing positions in a manner different than previously used to acquire such positions. The most significant announcement was that the military was no longer going to obtain such staffing through managed care organizations with whom the Company had previously secured a preferred subcontractor status position. Instead, the military announced that it was going to secure such positions through a competitive bidding process regardless of past incumbency in staffing such positions. The introduction of a new form of competition posed an immediate threat to the existing revenues and operating margins being experienced by the Company. Furthermore, because responsibility for such contracting within the military was turned over to government procurement officers, the aspect of pricing versus existing relationships and service levels was going to prevail in terms of vendor selection by the military. In addition, the various branches of the military established certain restrictive criteria for purposes of eligibility to bid on certain of their staffing requests for certain proposals, some of which precluded our Company from bidding for new staffing contracts.

     The Department of Defense and its various military branches began on June 1, 2004, awarding contracts for the civilian positions that it required going forward. The process of awarding healthcare staffing contracts by the government varied by branch of the military and by military base location within the various branches of the military. The award process included soliciting requests for proposals from organizations that provide civilian healthcare staffing, including the use of restrictive government or military approved vendor lists, some of which did not include the Company. In other instances, the military re-bid its business on a basis that is inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain bids was restricted to small business or minority qualified businesses for which the Company was not eligible to even bid for the contracts. The new military staffing contracts resulting from the re-bidding process vary as to form and duration on an individual staffing position basis. The duration of such contracts typically ranges from one year with no renewal options to renewal options on the part of the military with such option periods ranging from one to five years. The above noted facts and circumstances were concluded by management to be a "triggering event" under the provisions of SFAS No. 142, "Goodwill and Other Tangible Assets".

     The following is a summary of the Company's military staffing revenues that were subject to re-bidding under the new TRICARE program contracting process (in thousands):

Annual revenue derived from contracts subject to
  re-bidding................................................  $210,700
Annual revenue value of bids won to date (including new
  business of $20.1 million)................................  $138,200
Percentage of revenue retained or new business won to total
  of annual revenue re-bid..................................        66%

     Management concluded that the Company's previous revenues and operating margins were materially adversely affected as a result of the re-bidding process. The Company prior to the recognition of any impairment loss had $127.9 million of goodwill related to its military staffing business The Company recorded an impairment loss of $73.2 million relating to its military business goodwill in 2004.

     The goodwill impairment loss was determined following the provisions of SFAS No. 142. Accordingly, the Company initially estimated the fair market value of the military staffing business. The fair market value of the business was determined using a multiple of projected cash flows based on known contracts won as well as management's estimate of its expectations of winning bids for remaining business contracts to be awarded by the military. The average cash flow multiple was derived from averaging the cash flow multiples for public companies in the healthcare staffing market over a two-year period. The carrying value of the business exceeded its estimated fair market value. The fair market value was allocated to the underlying net assets of

                               TEAM HEALTH, INC.

the business following generally accepted accounting principles for allocating purchase prices. This included an allocation of value to the components of working capital; contract intangibles (based on a discounting of future cash flows estimated to be derived from such contracts) with the remainder of such fair value assigned to goodwill. The aforementioned allocation process included estimates for additional business contracts to be awarded by the military projected to be won by the Company based on the Company's experience in winning new contracts not previously held by the Company and in recognition of the Company's experience and capabilities in providing such ongoing staffing services to the military.

5.   OTHER INTANGIBLE ASSETS

     The following is a summary of other intangible assets and related amortization as of December 31, 2004 and 2003 for intangibles that are subject to amortization (in thousands):

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
As of December 31, 2004:
  Contracts................................................     $31,956         $20,560
  Other....................................................         448             220
                                                                -------         -------
     Total.................................................     $32,404         $20,780
                                                                =======         =======
As of December 31, 2003:
  Contracts................................................     $35,614         $18,898
  Other....................................................         448             174
                                                                -------         -------
     Total.................................................     $36,062         $19,072
                                                                =======         =======

     Total amortization expense for other intangibles was $5.4 million, $10.6 million and $4.8 million for the years 2004, 2003 and 2002, respectively.

     The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2005........................................................  $4,147
2006........................................................   2,582
2007........................................................   2,151
2008........................................................   1,798
2009........................................................     688

     During 2004, the Company recorded an additional $0.7 million of goodwill and in 2003 recorded an additional $3.5 million of goodwill and $2.1 million of contract intangibles as a result of its acquisitions during the periods and contingent acquisition payments made for previous acquisitions. Contract intangibles are amortized over their estimated lives which are approximately seven years.

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

                               TEAM HEALTH, INC.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                2004       2003
                                                              --------   --------
Buildings and leasehold improvements........................  $  5,256   $  4,885
Furniture and equipment.....................................    27,584     30,280
Software....................................................     8,070      8,824
                                                              --------   --------
                                                                40,910     43,989
Less accumulated depreciation...............................   (23,285)   (24,022)
                                                              --------   --------
                                                              $ 17,625   $ 19,967
                                                              ========   ========

     Depreciation expense in 2004, 2003 and 2002 was approximately $8.3 million, $9.0 million and $9.4 million, respectively.

7. RECEIVABLES UNDER INSURED PROGRAMS

     Receivables under insured programs represent the portion of the Company's reserves for professional liability losses estimated to be reimbursable under commercial insurance company policies. The entities providing professional liability coverage to the Company are creditworthy commercial insurance companies and the Company believes these companies will be able to fully satisfy their obligations under the insurance contracts.

8. OTHER ASSETS

     Other assets consist of the following as of December 31 (in thousands):

                                                               2004      2003
                                                              -------   -------
Investments.................................................  $24,356   $14,641
Deferred financing costs....................................    7,080     6,474
Other.......................................................    5,396    12,043
                                                              -------   -------
                                                              $36,832   $33,158
                                                              =======   =======

     Investments represent funds held within the Company's captive insurance company to meet expected professional liability insurance loss obligations.

9. INVESTMENTS

     Short term investments have a maturity of less than a year and consist primarily of commercial paper, treasury notes, and euro deposits. Long term investments represent securities held by the captive insurance subsidiary and consist primarily of money market funds, treasury notes, and certificates of deposits. At December 31 the amortized cost basis and aggregate fair value of the Company's available-for-sale securities by contractual maturities were as follows (in thousands):

                                                      2004                      2003
                                             -----------------------   -----------------------
                                             AMORTIZED    AGGREGATE    AMORTIZED    AGGREGATE
                                             COST BASIS   FAIR VALUE   COST BASIS   FAIR VALUE
                                             ----------   ----------   ----------   ----------
Due in less than one year..................   $71,142      $70,903      $14,641      $14,641
Due after one year through five years......    18,215       18,104           --           --
                                              -------      -------      -------      -------
                                              $89,357      $89,007      $14,641      $14,641
                                              =======      =======      =======      =======

                               TEAM HEALTH, INC.

     As of December 31, 2004, there were $3,000 of gross unrealized gains and $353,000 of gross unrealized losses on investments. There were no gross unrealized gains or unrealized losses on investments as of December 31, 2003. There were no realized gains or losses on investments for the years ended December 31, 2004 and 2003.

10. OTHER ACCRUED LIABILITIES

     The Company's other accrued liabilities at December 31 consist of the following (in thousands):

                                                               2004      2003
                                                              -------   -------
Professional liability loss reserves........................  $55,214   $66,136
Other.......................................................   17,774    16,740
                                                              -------   -------
                                                              $72,988   $82,876
                                                              =======   =======

11. LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following (in thousands):

                                                                2004       2003
                                                              --------   --------
Term Loan Facilities........................................  $248,125   $199,415
9% Senior Subordinated Notes................................   180,000         --
12% Senior Subordinated Notes...............................        --    100,000
                                                              --------   --------
                                                               428,125    299,415
Less current portion........................................   (15,000)   (43,528)
                                                              --------   --------
                                                              $413,125   $255,887
                                                              ========   ========

     The Term Loan Facilities consist of the following (in thousands):

Senior Secured Term Loan A..................................  $     --   $ 56,478
Senior Secured Term Loan B..................................   248,125    142,937
                                                              --------   --------
                                                              $248,125   $199,415
                                                              ========   ========

     The interest rates for any senior revolving credit facility borrowings (none outstanding in 2004) are based on a grid which is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, all as defined in the credit agreement. The interest rate on any current Term Loan B amount outstanding is equal to the euro dollar rate plus 3.25% or the agent bank's base rate plus 2.25%. In the event of a default by the Company under its bank loan covenants, such interest rates would increase by 2% over the current rates then in effect. Upon expiration of the current interest rate period, the Company would have to pay the agent bank's base rates plus 2% plus the maximum applicable margin. Under the bank's base rate borrowing base, the maximum applicable margin for any senior revolving credit facility borrowing amounts is 2.75% and for Term Loan B amounts is 3.25%.

     The interest rate at December 31, 2004 was 5.81% for amounts outstanding under Term Loan B. In addition, the Company pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at December 31, 2004. No funds have been borrowed under the revolving credit facility as of December 31, 2004, but the Company had $3.8 million of standby letters of credit outstanding against the revolving credit facility commitment. The Company has a forward interest rate swap agreement that became effective April 29, 2004, to effectively convert $35.0 million of floating-rate borrowings to 3.2% fixed-rate borrowings through March 31, 2007. These agreements expose the Company to credit losses in the event of

                               TEAM HEALTH, INC.

non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

     The Company issued on March 23, 2004, 9% Senior Subordinated Notes ("Notes") in the amount of $180.0 million due April 1, 2012. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 9% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Beginning on April 1, 2008, the Company may redeem some or all of the Notes at any time at various redemption prices.

     The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company's majority-owned operating subsidiaries ("Subsidiary Guarantors") as required by the Indenture Agreement. The Company is a holding company with no assets or operations apart from the ownership of its operating subsidiaries.

     Both the 9% Notes and the current term loan facility contain both affirmative and negative covenants, including limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage, leverage and indebtedness ratios. The terms of both the current term loan facility and the Notes restrict the amount of dividends payable by the Company. As of December 31, 2004, no dividends are available for payment under the most restrictive terms of the Company's debt agreements.

     The senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates "excess cash flow," as defined in the agreement. The Company has estimated that it will be required to make an excess cash flow payment of approximately $15.0 million for fiscal 2004 by April 30, 2005. The estimated excess cash flow payment has been included within current maturities of long-term debt in the accompanying balance sheet at December 31, 2004.

     Effective March 23, 2004, the Company completed a tender offer for its then outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.2 million and entered into its current senior credit facilities with a group of banks. As a result of entering into the new senior credit facilities and the redemption of its 12% Senior Subordinated Notes, the Company recognized in 2004 refinancing costs of approximately $14.7 million ($9.0 million net of related income tax benefit of $5.7 million), principally relating to the write-off of approximately $6.2 million of capitalized financing costs on its previously outstanding long-term debt and the incurrence of the call premium to redeem the 12% Senior Subordinated Notes. In addition, as a result of repayment of underlying borrowings during 2004, the Company recorded as additional interest expense approximately $1.7 million in 2004 related to an interest rate swap agreement to reflect its value on a mark-to-market basis. The interest rate swap agreement was subsequently terminated in 2004.

     Aggregate annual maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

2005........................................................  $ 15,000
2006........................................................     2,373
2007........................................................     2,373
2008........................................................     2,373
2009........................................................     2,373
Thereafter..................................................   403,633
                                                              --------
                                                              $428,125
                                                              ========

                               TEAM HEALTH, INC.

12. OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following as of December 31 (in thousands):

                                                                2004       2003
                                                              --------   --------
Professional liability loss reserves........................  $187,514   $165,798
Deferred compensation.......................................     6,615     12,626
Other.......................................................     1,788      4,133
                                                              --------   --------
                                                              $195,917   $182,557
                                                              ========   ========

     The Company's professional liability loss reserves at December 31 consist of the following (in thousands):

                                                                2004       2003
                                                              --------   --------
Estimated losses under self-insured programs................  $138,617   $108,710
Estimated losses under commercial insurance programs........   104,111    123,224
                                                              --------   --------
                                                               242,728    231,934
  Less -- estimated amount payable within one year..........    55,214     66,136
                                                              --------   --------
                                                              $187,514   $165,798
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

                               TEAM HEALTH, INC.

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

13. REDEMPTION OF 10% CUMULATIVE PREFERRED STOCK

     During 2004, the Board of Directors of the Company authorized the redemption of the Company's 10% Cumulative Preferred Stock. On March 23, 2004, the Company redeemed its 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

14. STOCKHOLDERS' EQUITY

     During 2004 and 2003, the Company recorded the cost of acquiring 271,020 and 70,828 shares, respectively, of its common stock and common units of Holdings from members of its management at a total cost of $4.5 million in 2004 and $0.9 million in 2003. The consideration for the shares acquired in 2004 consisted of cash of $2.7 million and a note payable in the amount of $1.8 million payable in two equal installments on January 1, 2005 and 2006.

     During 2004, the Company sold 22,600 shares of its $0.01 par value common stock to members of its management for net proceeds of $0.1 million. During 2002, the Company sold 67,513 shares of its $.01 par value common stock to members of its management and Board of Directors for net proceeds of $0.6 million.

     In 2004, the Board of Directors authorized the Company to cancel certain common shares that had been acquired from former members of management and were accounted for as treasury shares. Certain of the previously repurchased treasury shares represented common units in Holdings and the remainder were common shares of the Company. To facilitate the share cancellation, the Company and Holdings exchanged a like number of common shares and units each owned of the other. Following the exchange with Holdings, the Company cancelled 362,321 common shares which reduced the carrying value of treasury shares by $4.7 million. As of December 31, 2004, the Company held 51,833 treasury shares at a cost of $0.8 million.

     The Company's Board of Directors declared a cash dividend to shareholders of record as of March 18, 2004, in the amount of approximately $27.6 million which was subsequently paid on March 23, 2004. The Board of Directors also authorized a compensatory payment to holders of stock options in lieu of a cash dividend in the amount of approximately $2.5 million of which $1.3 million was paid and expensed on March 23, 2004, with the balance of $1.1 million to be paid and expensed in future periods as such stock options vest.

15. STOCK OPTIONS

     The Company's 1999 Stock Option Plan (the "Plan") allows the granting of stock options to employees, consultants and directors of the Company. The Company has reserved 1,245,926 shares of common stock for issuance. The options vest at the end of an eight-year period, but allow for the possible acceleration of vesting if certain performance related criteria are met.

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003, the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. No stock-based employee compensation expense is reflected in net earnings for 2002 as all options granted prior to January 1, 2003 had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the expense related to stock-based employee compensation

                               TEAM HEALTH, INC.

included in the determination of net earnings for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since adoption of the plan. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2004       2003      2002
                                                         --------   --------   ------
Net earnings (loss) attributable to common
  stockholders.........................................  $(52,814)  $(17,251)  $3,009
Add: stock-based employee compensation expense included
  in net earnings (loss) attributable to common
  stockholders, net of related tax effects.............        43         19        5
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects...................      (164)      (151)    (114)
                                                         --------   --------   ------
Pro forma net earnings (loss) attributable to common
  stockholders.........................................  $(52,935)  $(17,383)  $2,900
                                                         ========   ========   ======

     Stock option activity during 2002, 2003 and 2004 was as follows (options in thousands):

                                                NUMBER OF                 WEIGHTED AVERAGE
                                                 OPTIONS    PRICE RANGE    EXERCISE PRICE
                                                ---------   -----------   ----------------
Outstanding at December 31, 2001..............     497      $ 1.50-4.50        $ 2.39
Granted.......................................     359       4.50-12.00         10.34
Cancelled.....................................      (6)       1.50-4.50          2.00
                                                   ---      -----------        ------
Outstanding at December 31, 2002..............     850       1.50-12.00          5.75
Granted.......................................      49            13.50         13.50
Exercised.....................................      (2)            1.50          1.50
Cancelled.....................................     (34)       1.50-4.50          2.00
                                                   ---      -----------        ------
Outstanding at December 31, 2003..............     863       1.50-13.50          6.34
Granted.......................................      25            15.18         15.18
Exercised.....................................     (23)       1.50-4.50          2.69
Cancelled.....................................     (38)      1.50-12.00          2.74
                                                   ---      -----------        ------
Outstanding at December 31, 2004..............     827      $1.50-15.18        $ 6.85
                                                   ===      ===========        ======

     The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

                 WEIGHTED                    WEIGHTED AVERAGE
  OPTIONS        AVERAGE         OPTIONS        REMAINING
OUTSTANDING   EXERCISE PRICE   EXERCISABLE   CONTRACTUAL LIFE
-----------   --------------   -----------   ----------------
280....           $ 1.50           221             5.0
195....             4.50           111             6.5
278....            12.00            89             7.4
49.....            13.50             6             8.4
25.....            15.18            --             9.5
    ---           ------           ---             ---
827....           $ 6.85           427             6.5
    ===           ======           ===             ===

                               TEAM HEALTH, INC.

     As of December 31, 2004, 2003 and 2002, there were 426,687, 148,343 and
161,532 shares that were vested and exercisable, respectively.

     Approximately 46,000 of the 826,725 options outstanding at December 31, 2004 were granted to affiliated independent contractor physicians in previous years. The Company recorded $6,396 of compensation expense in 2004, $18,061 in 2003 and $9,000 in 2002, based on grant date assumptions of a fair value of $0.68 per option, 6.0% risk-free interest rate and a ten year expected option life relating to these options.

     The following table represents the weighted average fair value of options granted during 2004, 2003 and 2002:

                                                               WEIGHTED
                                                               AVERAGE
                                                              FAIR VALUE
                                                              ----------
2004........................................................    $5.27
2003........................................................    $4.45
2002........................................................    $2.60

     The fair value of stock options was estimated at the date of grant using the minimal value option pricing model with the following assumptions: expected dividend yield of 0% in 2004, 2003 and 2002; risk-free interest rate of 4.27%, 4.0% and 2.0% in 2004, 2003 and 2002, respectively; and an expected life of ten years in 2004, 2003 and 2002.

16. NET REVENUE

     Net revenue in 2004, 2003 and 2002, respectively, consisted of the following (in thousands):

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Fee for service revenue..........................  $1,168,099   $1,040,996   $  907,596
Contract revenue.................................     373,918      408,147      292,740
Other revenue....................................      30,157       29,870       30,367
                                                   ----------   ----------   ----------
                                                   $1,572,174   $1,479,013   $1,230,703
                                                   ==========   ==========   ==========

17. INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004       2003      2002
                                                         -------   --------   -------
Current:
  Federal..............................................  $11,668   $ 15,468   $ 4,336
  State................................................    2,902      2,524     1,904
                                                         -------   --------   -------
                                                          14,570     17,992     6,240
Deferred:
  Federal..............................................   (2,346)   (17,699)    7,646
  State................................................     (788)    (1,703)     (688)
                                                         -------   --------   -------
                                                          (3,134)   (19,402)    6,958
                                                         -------   --------   -------
                                                         $11,436   $ (1,410)  $13,198
                                                         =======   ========   =======

                               TEAM HEALTH, INC.

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense (benefit) is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2004      2003      2002
                                                             -----     -----     ----
Tax at statutory rate......................................  (35.0)%   (35.0)%   35.0%
State income tax (net of federal tax benefit)..............    2.3      (1.0)     1.6
Change in valuation allowance..............................    1.6        --      3.3
Costs not deductible for tax purposes......................   68.1       5.2      1.5
Resolution of tax issue....................................   (5.1)       --       --
Other......................................................   (1.8)     (2.6)     3.1
                                                             -----     -----     ----
                                                              30.1%    (33.4)%   44.5%
                                                             =====     =====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Current deferred tax assets:
  Accounts receivable.......................................   $ 14,940     $ 12,890
  Accrued compensation and other............................      3,636        2,478
  Professional liability reserves...........................      2,301          865
                                                               --------     --------
     Total current deferred tax assets......................     20,877       16,233
                                                               --------     --------
Current deferred tax liabilities:
  Affiliate deferred revenue................................    (41,284)     (37,117)
                                                               --------     --------
     Total current deferred tax liabilities.................    (41,284)     (37,117)
                                                               --------     --------
Net current deferred tax liabilities........................   $(20,407)    $(20,884)
                                                               ========     ========
Long term deferred tax assets:
  Accrued compensation and other............................   $    796     $  2,100
  Amortization and depreciation.............................     49,161       56,669
  Professional liability reserves...........................     45,620       41,378
  Net operating losses......................................      4,006        2,623
                                                               --------     --------
     Total long term deferred tax assets....................     99,583      102,770
                                                               --------     --------
Long term deferred tax liabilities:
  Other reserves............................................         --       (3,630)
  Valuation allowance.......................................     (2,875)      (2,259)
                                                               --------     --------
Net long-term deferred tax asset............................   $ 96,708     $ 96,881
                                                               ========     ========
Total deferred tax assets...................................   $120,460     $119,003
Total deferred tax liabilities..............................    (41,284)     (40,747)
Valuation allowance.........................................     (2,875)      (2,259)
                                                               --------     --------
Net deferred tax assets.....................................   $ 76,301     $ 75,997
                                                               ========     ========

                               TEAM HEALTH, INC.

     The Company as of December 31, 2004, had operating loss carryforwards in various states that begin to expire in 2010 through 2030.

18. RETIREMENT PLANS

     The Company's employees participated in various employee benefit plans sponsored by the Company. The plans are primarily defined contribution plans. The various entities acquired or merged into the Company have various retirement plans that have been terminated, frozen or amended with terms consistent with the Company's plans. The Company's contributions to the plans were approximately $3.0 million in 2004, $3.3 million in 2003 and $3.6 million 2002.

     The Company maintains a retirement savings plan for its employees. The plan is a defined benefit contribution plan in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company's provisions in 2004, 2003 and 2002 reflect the maximum discretionary provisions provided for under the amended plan.

     The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2004 and 2003 was approximately $7.3 million and $12.9 million, respectively. During 2004, the assets held within a rabbi trust that was maintained for the benefit of certain members of the Company's senior management were paid to its employee participants in connection with a refinancing of the Company's capital structure. The rabbi trust had held preferred units in Team Health Holdings, LLC. The deferred compensation liability and related investment held by the rabbi trust were carried as a long-term liability and a long-term asset at December 31, 2003 in the amount of $8.6 million.

19. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these noncancelable operating leases at December 31, 2004 are as follows (in thousands):

2005........................................................   $ 8,716
2006........................................................     7,783
2007........................................................     6,142
2008........................................................     4,373
2009........................................................     2,058
     Thereafter.............................................     1,554
                                                               -------
                                                               $30,626
                                                               =======

     Operating lease costs were approximately $8.4 million, $8.0 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     LITIGATION

     We are party to various pending legal actions arising in the ordinary operation of our business such as contractual disputes, employment disputes and general business actions as well as professional liability actions. We believe that any payment of damages resulting from these types of lawsuits would be covered by insurance,

                               TEAM HEALTH, INC.

exclusive of deductibles, would not be in excess of related reserves, and such liabilities, if incurred, should not have a significant negative effect on the results of operations and financial condition of our Company.

     INDEMNITY

     In connection with the acquisition of a company that specializes in providing medical staff providers to military treatment facilities on May 1, 2002, subject to certain limitations, the previous shareholders of such company and its related entities have indemnified the Company up to a limit of $10.0 million relating to any claims asserted against the acquired company during the three years subsequent to the date of its acquisition related to tax matters whose origin was attributable to tax periods prior to May 1, 2002.

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

     CONTINGENT ACQUISITION PAYMENTS

     As of December 31, 2004, the Company may have to pay up to $8.8 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2004. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition.

     OFFICE OF INSPECTOR GENERAL INFORMATION REQUEST

     On March 30, 2004, the Company received a subpoena from the Department of HHS Office of Inspector General ("OIG"), located in Concord, California, requesting certain information for the period 1999 to present relating to its billing practices. To date, the Company has produced and delivered to the OIG certain requested information, and the OIG has stayed further requests. The Company has learned in conversations with representatives of the OIG and the United States Attorney for the Northern District of California, the basis for the issuance of the subpoena is a complaint filed in the United States District Court for the Northern District of California ("Court") by an individual on behalf of the government. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government's investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company's receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the portions of the complaint not under seal allege that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual's bringing of these allegations to the attention of the Company. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.

                               TEAM HEALTH, INC.

     The Company is fully cooperating with the OIG in its request described herein and have been producing and delivering to the OIG the requested documents. However, due to lack of more specific information available to it at this time, it is unable to ascertain the full scope of the government's inquiry or the qui tam relator's complaint. Management cannot predict the outcome of this investigation or suit or their respective durations. If this investigation results in current or prior billing practices being identified as violative of applicable laws or regulations, results in penalties being imposed upon the Company, or results in an adverse determination in the qui tam relator's complaint against it, the impact could have a material adverse effect on the Company's business and financial condition.

20. RELATED PARTY TRANSACTIONS

     The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of merger or purchase transactions. Total related party lease costs were approximately $1.0 million in 2004, 2003 and 2002. In addition, the Company has a management services agreement with three of our equity sponsors to provide certain management services. Management services paid under this arrangement were $0.5 million in 2004, 2003, and 2002.

21. SEGMENT REPORTING

     The Company has two reportable segments: Healthcare Services and Management Services. Healthcare Services provides professional healthcare staffing in various healthcare provider settings, such as hospitals, clinics and military treatment facilities. Management Services consists of medical group management services and external billing and collection services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, refinancing costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short term investments, computer related fixed assets and intercompany receivables and loans (which are eliminated in consolidation).

                               TEAM HEALTH, INC.

     The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments' operating earnings for each year below (in thousands):

                                                         2004        2003       2002
                                                      ----------   --------   --------
Net Revenues:
Healthcare Services.................................  $  988,688   $984,023   $817,346
Management Services.................................      20,003     15,723     16,752
                                                      ----------   --------   --------
                                                      $1,008,691   $999,746   $834,098
                                                      ==========   ========   ========
Operating Earnings:
Healthcare Services.................................  $   36,013   $ 46,909   $ 86,814
Management Services.................................       3,494      4,542      3,059
General Corporate...................................     (33,603)   (32,329)   (32,948)
                                                      ----------   --------   --------
                                                      $    5,904   $ 19,122   $ 56,925
                                                      ==========   ========   ========
Capital Expenditures:
Healthcare Services.................................  $    1,810   $  5,457   $  3,011
Management Services.................................       1,012        715      1,927
General Corporate...................................       3,891      2,800      4,858
                                                      ----------   --------   --------
                                                      $    6,713   $  8,972   $  9,796
                                                      ==========   ========   ========
Total Assets:
Healthcare Services.................................  $  376,436   $463,927   $545,689
Management Services.................................      19,576     21,645      2,998
General Corporate...................................     214,379    245,477    125,553
                                                      ----------   --------   --------
                                                      $  610,391   $731,049   $674,240
                                                      ==========   ========   ========

                               TEAM HEALTH, INC.

22. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of the Company's financial instruments:

Cash and cash equivalents:                  The carrying amount reported in the balance
                                            sheets for cash and cash equivalents
                                            approximates its fair value.
Accounts receivable:                        The carrying amount reported in the balance
                                            sheets for accounts receivable approximates its
                                            fair value.
Investments:                                The fair market value of investments were
                                            determined based upon quoted market rates, where
                                            available, or discounted cash flows if no market
                                            value was available.
Long-term debt:                             Fair values for debt were determined based on
                                            interest rates that are currently available to
                                            the Company for issuance of debt with similar
                                            terms and remaining maturities for debt issues
                                            that are not traded on quoted market prices. The
                                            fair value of the Company's total debt, which
                                            has a carrying value of $428.1 million, is
                                            approximately $424.1 million.
Interest rate swap:                         The fair value of the Company's interest rate
                                            swap agreement was zero at December 31, 2004
                                            based on quoted market prices for similar
                                            interest rate contracts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, Tennessee, on February 28, 2005.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                 H. Lynn Massingale, M.D.
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on February 28, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

                                          TEAM HEALTH, INC.

                                             /s/ H. LYNN MASSINGALE, M.D.
                                          --------------------------------------
                                                 H. Lynn Massingale, M.D.
                                           Chief Executive Officer and Director
                                              (Principal Executive Officer)

                                               /s/ ROBERT J. ABRAMOWSKI
                                          --------------------------------------
                                                   Robert J. Abramowski
                                          Executive Vice President Finance and
                                          Administration
                                           (Principal Financial and Accounting
                                                         Officer)

                                                    /s/ DAVID JONES
                                          --------------------------------------
                                                       David Jones
                                               Vice President and Treasurer

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

                                                  /s/ EARL P. HOLLAND
                                          --------------------------------------
                                                     Earl P. Holland
                                                         Director

                                                  /s/ DANA J. O'BRIEN
                                          --------------------------------------
                                                     Dana J. O'Brien
                                                         Director

                                                /s/ KENNETH W. O'KEEFE
                                          --------------------------------------
                                                    Kenneth W. O'Keefe
                                                         Director

                                                /s/ TIMOTHY P. SULLIVAN
                                          --------------------------------------
                                                   Timothy P. Sullivan
                                                         Director

                                 EXHIBIT INDEX

 1.1 Purchase Agreement dated as of March 12, 2004 by and among Team Health, Inc. and J.P. Morgan Securities Inc., Banc of
         America Securities LLC, Merrill Lynch Pierce Fenner & Smith
         Incorporated and ABN Amro Incorporated.*
 2.1 Recapitalization Agreement dated January 25, 1999 by and among Team Health, Inc., MedPartners, Inc., Pacific
         Physician Services, Inc. and Team Health Holdings, L.L.C.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.1     Charter of Team Health Group, Inc. dated March 29, 1994.
         (Incorporated by reference to Team Health, Inc.'s Amendment to Form S-4 dated July 26, 1999)*
 3.2     Articles of Amendment to the Charter of Team Health Group,
         Inc. dated December 30, 1994. (Incorporated by reference to
         Team Health, Inc.'s Amendment to Form S-4 dated July 26,
         1999)*
 3.3     Articles of Amendment to the Charter of Team Health Group,
         Inc. dated March 7, 1997. (Incorporated by reference to Team
         Health, Inc.'s Amendment to Form S-4 dated July 26, 1999)*
 3.4     Articles of Amendment to the Charter of Team Health, Inc.
         dated March 11, 1999. (Incorporated by reference to Team
         Health, Inc.'s Amendment to Form S-4 dated July 26, 1999)*
 3.5     By-laws of Team Health, Inc. dated July 2, 2001.*
 3.6     Articles of Incorporation for Access Nurse PM, Inc. dated
         June 6, 2000.*
 3.7     Bylaws of Access Nurse PM, Inc., dated June 7, 2000.*
 3.8     Articles of Incorporation of After Hours Pediatric
         Practices, Inc. dated November 1, 2001. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 8,
         2002)*
 3.9 Articles of Amendment to the Articles of Incorporation of After Hours Pediatric Practices, Inc. dated May 1, 2003.*
 3.10    Bylaws of After Hours Pediatric Practices, Inc. dated
         December 10, 2001. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated May 8, 2002)*
 3.11    Certificate of Incorporation of American Clinical Resources,
         Inc. (f/k/a Spectrum Healthcare Nationwide, Inc.) dated May
         10, 2001. (Incorporated by reference to Registrant's Form
         10-Q filed on August 12, 2003)*
 3.12    Certificate of Amendment to Certificate of Incorporation of
         Spectrum Healthcare Nationwide, Inc. dated December 10,
         2002.*
 3.13    Amended and Restated By-Laws of American Clinical Resources,
         Inc.*
 3.14    Amended and Restated Articles of Incorporation of Charles L.
         Springfield, Inc. dated November 21, 1997. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.15    By-laws of Charles Springfield, M.D. dated March 16, 1981.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.16    Amendment to By-laws of Charles L. Springfield, Inc. dated
         November 20, 1997. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.17    Charter of Clinic Management Services, Inc. (f/k/a Park Med,
         P.C. and f/k/a Allways Care Clinic, Inc.) dated November 21,
         1990. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.18    Articles of Amendment to the Charter of Allways Care Clinic,
         Inc. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.19    Articles of Amendment to the Charter of Allways Care Clinic,
         Inc. dated December 14, 1992. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*

 3.20    Articles of Amendment to the Charter of Allways Care Clinic,
         Inc. dated October 18, 1993. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.21    Articles of Amendment to the Charter of Park Med, P.C. dated
         March 25, 1994. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.22 By-laws of Clinic Management Services, Inc. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.23    Bylaws of Correctional Healthcare Advantage, Inc. dated
         December 3, 2002. (Incorporated by reference to Team Health,
         Inc.'s Form 10-Q dated May 15, 2003)*
 3.24    Articles of Incorporation of Correctional Healthcare
         Advantage, Inc. (f/k/a Correctional Healthcare Solutions,
         Inc.), dated December 2, 2002. (Incorporated by reference to
         Team Health, Inc.'s Form 10-Q dated May 15, 2003)*
 3.25    Articles of Amendment to Articles of Incorporation of
         Correctional Healthcare Solutions, Inc., dated December 4,
         2002. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated May 15, 2003)*
 3.26    Articles of Incorporation of Cullman Emergency Physicians,
         Inc. (f/k/a Provident Imaging Consultants, Inc. and f/k/a
         Paragon Imaging Consultants, Inc.) dated May 4, 1993.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.27    Certificate of Amendment of Certificate of Incorporation of
         Provident Imaging Consultants, Inc. dated March 3, 1994.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.28 Articles of Amendment to the Certificate of Incorporation of Paragon Imaging Consultants, Inc. dated January 28, 2004.*
 3.29 By-laws of Paragon Imaging Consultants, Inc. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.30    Articles of Incorporation of Daniel & Yeager, Inc. dated
         October 25, 1989. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.31    By-laws of Daniel & Yeager, Inc. dated October 6, 1989.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.32 Articles of Amendment and Restatement of the Articles of Incorporation of Drs. Sheer, Ahearn & Associates, Inc. dated
         August 15, 2000.*
 3.33    Amended and Restated By-laws of Drs. Sheer, Ahearn &
         Associates, Inc. dated February 15, 1989. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.34    Charter of Emergency Coverage Corporation (f/k/a ECC
         Emergency Coverage Corporation) dated January 14, 1982.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.35    Articles of Amendment to the Charter of ECC Emergency
         Coverage Corporation dated February 7, 1986. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.36    Articles of Amendment to the Charter of Emergency Coverage
         Corporation dated January 15, 1989. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.37    Articles of Amendment to the Charter of ECC Emergency
         Coverage Corporation dated November 11, 1991. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June
         9,1999)*
 3.38    Articles of Amendment to the Charter of Emergency Coverage
         Corporation dated February 15, 1993. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.39    By-Laws of Emergency Coverage Corporation (f/k/a ECC
         Emergency Coverage Corporation). (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*

 3.40    Amendment to By-laws of Emergency Coverage Corporation dated
         June 12, 1995. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.41    Restated Certificate of Incorporation of Emergency Physician
         Associates, Inc. (f/k/a Emergency Physicians Associates,
         P.A.). (Incorporated by reference to Team Health, Inc.'s
         Form S-4 dated June 9, 1999)*
 3.42    By-laws of Emergency Physician Associates, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.43    Articles of Incorporation of Emergency Professional
         Services, Inc. (f/k/a Emergency Professional Services of
         Ohio, Inc.) dated December 29, 1977. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.44    Certificate of Amendment to Articles of Incorporation of
         Emergency Professional Services of Ohio, Inc. dated May 17,
         1990. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.45    Certificate of Amendment to Articles of Incorporation of
         Emergency Professional Services of Ohio, Inc. dated March
         29, 1979. (Incorporated by reference to Team Health, Inc.'s
         Form S-4 dated June 9, 1999)*
 3.46 Certificate of Amendment to the Articles of Incorporation of Emergency Professional Services of Ohio, Inc. dated June 24,
         1988. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.47 Certificate of Amendment to the Articles of Incorporation of Emergency Professional Services, Inc. dated February 15,
         1988. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.48    Certificate to Amend the Articles of Incorporation of
         Emergency Professional Services, Inc. dated September 30,
         1997. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.49    Amended Code of Regulations of Emergency Professional
         Services, Inc.*
 3.50    Charter of Erie Shores Emergency Physicians, Inc.*
 3.51    Code of Regulations of Erie Shores Emergency Physicians,
         Inc. dated January 1, 2004.*
 3.52    Partnership Agreement of Fischer Mangold, a California
         General Partnership dated February 21, 1996. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.53    Articles of Incorporation of Greenbrier Emergency
         Physicians, Inc. dated April 10, 2003. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 11,
         2003)*
 3.54    Bylaws of Greenbrier Emergency Physicians, Inc. dated April
         10, 2003. (Incorporated by reference to Team Health, Inc.'s
         Form 10-Q dated August 11, 2003)*
 3.55    Articles of Incorporation of Healthcare Alliance, Inc. dated
         January 4, 1995. (Incorporated by reference to Team Health,
         Inc.'s Form 10-Q dated November 7, 2002)*
 3.56    Amended and Restated Bylaws of Healthcare Alliance, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7, 2002)*
 3.57    Articles of Incorporation of Herschel Fischer, Inc. dated
         February 18, 1997. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.58    By-laws of Herschel Fischer, Inc. dated February 21, 1997.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.59    Articles of Incorporation of IMBS, Inc. dated November 30,
         1995. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.60    Bylaws of IMBS, Inc. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*

 3.61    Articles of Incorporation of Inphynet Contracting Services,
         Inc. (f/k/a EMSA Contracting Service, Inc.) dated November
         30, 1995. (Incorporated by reference to Team Health, Inc.'s
         Form S-4 dated June 9, 1999)*
 3.62    By-laws of Inphynet Contracting Services, Inc. (f/k/a EMSA
         Contracting Service, Inc.). (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.63    Articles of Amendment to Articles of Incorporation of
         Inphynet Contracting Services, Inc. (f/k/a EMSA Contracting
         Services, Inc.) dated March 4, 1999.*
 3.64 Articles of Amendment to the Articles of Incorporation of Inphynet Contracting Services, Inc., dated March 11, 1999.*
 3.65 Articles of Amendment to the Articles of Incorporation of Inphynet Contracting Services, Inc. dated December 21,
         2000.*
 3.66    Articles of Incorporation of InPhyNet Hospital Services,
         Inc. dated November 30, 1995. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.67 By-laws of InPhyNet Hospital Services, Inc. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.68    Articles of Incorporation of Inphynet South Broward
         Services, Inc. (f/k/a EMSA South Broward, Inc.) dated
         December 3, 1996. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.69    By-laws of Inphynet South Broward Services, Inc. (f/k/a EMSA
         South Broward, Inc.). (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.70    Articles of Amendment to Articles of Incorporation of EMSA
         South Broward, Inc. dated March 4, 1999.*
 3.71    Articles of Incorporation of Karl G. Mangold, Inc. dated
         February 14, 1997. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.72    By-laws of Karl G. Mangold, Inc. dated February 20, 1997.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.73    Articles of Incorporation of Kelly Medical Services
         Corporation (f/k/a Kelly Medical Corporation) dated August
         13, 1985. (Incorporated by reference to Team Health, Inc.'s
         Form 10-Q dated November 7, 2002)*
 3.74    Articles of Amendment to Articles of Incorporation of Kelly
         Medical Services Corporation (f/k/a Kelly Medical
         Corporation) dated September 16, 2002. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7,
         2002)*
 3.75    Amended and restated bylaws of Kelly Medical Corporation.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7, 2002)*
 3.76    Charter of Med: Assure Systems, Inc. dated February 9, 1987.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.77    Articles of Amendment to the Charter of Med: Assure Systems,
         Inc. dated October 28, 1992. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated March 7, 1990)*
 3.78    Articles of Amendment to the Charter of Med: Assure Systems,
         Inc. dated October 28, 1992. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.79    By-laws of Med: Assure Systems, Inc. dated February 25,
         1987. Articles of Amendment to the Charter of Med: Assure
         Systems, Inc. dated October 28, 1992. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.80    Articles of Incorporation of Medical Management Resources,
         Inc. (f/k/a New MMR, Inc.) dated December 13, 1999.*
 3.81    Articles of Amendment to Articles of Incorporation of New
         MMR, Inc. dated January 7, 2000.*

 3.82    Bylaws of Medical Management Resources, Inc. (f/k/a New MMR,
         Inc.) dated December 13, 1999.*
 3.84    Amended and restated bylaws of Medical Services, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7, 2002)*
 3.85    Articles of Incorporation of MetroAmerican Radiology, Inc.
         dated April 19, 1989. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.86    By-laws of MetroAmerican Radiology, Inc. dated April 23,
         1989. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.87    Partnership Agreement of Mt. Diablo Emergency Physicians
         Partnership, a California General Partnership, dated June 1,
         1997. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.88    Articles of Incorporation of Northwest Emergency Physicians,
         Incorporated dated June 4, 1985. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.89    By-laws of Northwest Emergency Physicians, Incorporated.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.90    Articles of Incorporation of Paragon Contracting Services,
         Inc. dated November 30, 1995. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.91 By-laws of Paragon Contracting Services, Inc. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.92    Certificate of limited Partnership of Paragon Healthcare
         Limited Partnership, dated August 3, 1993. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.93    Amendment to the Certificate of Limited Partnership of
         Paragon Healthcare Limited Partnership, dated October 30,
         1996. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.94    Articles of Incorporation of Physician Integration
         Consulting Services, Inc. dated August 2, 1993.
         (Incorporated by reference to Team Health, Inc.'s Form 10-K dated March 1, 2002)*
 3.95    By-laws of Physician Integration Consulting Services, Inc.
         dated August 11, 1993. (Incorporated by reference to Team
         Health, Inc.'s Form 10-K dated March 1, 2002)*
 3.96    Articles of Incorporation of Quantum Plus, Inc. dated
         January 27, 1997. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.97    By-laws of Quantum Plus, Inc. dated February 1, 1997.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.98    Amended and Restated Articles of Incorporation of Reich,
         Seidelmann & Janicki Co. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.99    Code Regulations of Reich, Seidelmann & Janicki Co.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.100   Articles of Incorporation of King Wendel Ragona Rosendorf
         Radiology Associates of Hollywood, P.A.*
 3.101 Articles of Amendment to the Articles of Incorporation of Rosendorf, Marguiles, Borushok & Shoenbaum Radiology
         Associates of Hollywood, Inc.(f/k/a King Wendel Ragona
         Rosendorf Radiology Associates, Inc.) dated March 15, 1999.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.102   By-laws of Rosendorf, Marguiles, Borushok & Schoenbaum
         Radiology Associates of Hollywood, Inc. (f/k/a Radiology
         Associates of Hollywood, Inc.). (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.103   Charter of Southeastern Emergency Physicians, Inc. dated
         January 3, 1985. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*

 3.104   Articles of Amendment to the Charter of Southeastern
         Emergency Physicians, Inc. dated October 28, 1992.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.105   Articles of Amendment to the Charter of Southeastern
         Emergency Physicians, Inc. dated February 7, 1990.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.106   Articles of Amendment to the Charter of Southeastern
         Emergency Physicians, Inc. dated July 1, 1986. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
 3.107   Articles of Amendment to the Charter of Southeastern
         Emergency Physicians, Inc. dated January 15, 1989.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.108   By-laws of Southeastern Emergency Physicians, Inc. dated
         July 1, 1986. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.109   Charter of Southeastern Emergency Physicians of Memphis,
         Inc. (f/k/a Nusep, Inc.) dated November 6, 1990.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.110   Articles of Amendment to the Charter of Nusep, Inc. dated
         February 7, 1991. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.111   Articles of Amendment to the Charter of Southeastern
         Emergency Physicians of Memphis, Inc. dated December 15,
         1992. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.112   By-laws of Southeastern Emergency Physicians Of Memphis,
         Inc. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*
 3.113   Certificate of Incorporation of Spectrum Cruise Care, Inc.
         dated July 11, 1996. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.114   Amended and Restated Bylaws of Spectrum Cruise Care, Inc.*
 3.115   Certificate of Incorporation of Spectrum Healthcare
         Resources of Delaware, Inc. dated November 3, 1994.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.116   Amended and Restated By-laws of Spectrum Healthcare
         Resources of Delaware, Inc. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.117 By-laws of Spectrum Healthcare Resources, Inc. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August
         12, 2002)*
 3.118   Certificate of Incorporation of Spectrum Healthcare
         Resources, Inc. dated November 3, 1994. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12,
         2002)*
 3.119   Certificate of Incorporation of Spectrum Healthcare
         Services, Inc. dated January 18, 1994. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12,
         2002)*
 3.120   Certificate of Amendment of Restated Certificate of
         Incorporation of Spectrum Healthcare Services, Inc. dated
         July 21, 1997. (Incorporated by reference to Team Health,
         Inc.'s Form 10-Q dated August 12, 2002)*
 3.121   Amended and Restated Bylaws of Spectrum Healthcare Services,
         Inc. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated August 12, 2002)*
 3.122   Certificate of Incorporation of Spectrum Healthcare, Inc.
         dated December 5, 1996. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.123   Amended and Restated By-Laws of Spectrum Healthcare, Inc.*
 3.124   Certificate of Incorporation of Spectrum Primary Care of
         Delaware, Inc. dated November 3, 1994. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12,
         2002)*

 3.125   By-laws of Spectrum Primary Care of Delaware, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.126   Certificate of Incorporation of Spectrum Primary Care, Inc.
         (f/k/a Spectrum Occupational Health Services, Inc.) dated
         August 30, 1994. (Incorporated by reference to Team Health,
         Inc.'s Form 10-Q dated August 12, 2002)*
 3.127   Amended and Restated Bylaws of Spectrum Primary Care, Inc.
         (f/k/a Spectrum Occupational Health Services, Inc.)*
 3.128   Certificate of Amendment of Restated Certificate of
         Incorporation of Spectrum Occupational Health Services, Inc.
         dated November 3, 1994. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated August 12, 2002)*
 3.129   Charter of Team Anesthesia, Inc. dated November 3, 1999.*
 3.130   Bylaws of Team Anesthesia, Inc. dated November 4, 1999.*
 3.131   Articles of Incorporation of Team Health Anesthesia
         Management Services, Inc. (f/k/a Integrated Specialists
         Management Services, Inc.) dated January 20, 1994.
         (Incorporated by reference to Team Health, Inc.'s 10-K dated
         March 1, 2002)*
 3.132   Certificate of Amendment to Articles of Incorporation of
         Integrated Specialists Management Services, Inc. dated
         January 29, 1997. (Incorporated by reference to Team Health,
         Inc.'s 10-K dated March 1, 2002)*
 3.133   Certificate of Amendment of Articles of Incorporation of
         Integrated Specialists Management Services, Inc. dated
         September 5, 2002.*
 3.134   Bylaws of Integrated Specialists Management Services, Inc.
         dated July 18, 1994. (Incorporated by reference to Team
         Health, Inc.'s 10-K dated March 1, 2002)*
 3.135   Third Amendment to Bylaws of Integrated Specialists
         Management Services, Inc. dated February 23, 2001.
         (Incorporated by reference to Team Health, Inc.'s 10-K dated
         March 1, 2002)*
 3.136   Fifth Amendment to Bylaws of Integrated Specialists
         Management Services, Inc. dated June 12, 2001. (Incorporated by reference to Team Health, Inc.'s 10-K dated March 1,
         2002)*
 3.137   Sixth Amendment to Bylaws of Integrated Specialists
         Management Services, Inc. dated July 30, 2001. (Incorporated by reference to Team Health, Inc.'s 10-K dated March 1,
         2002)*
 3.138   Charter of Team Health Financial Services, Inc. dated
         October 9, 1997. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.139   By-laws of Team Health Financial Services, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.140   Certificate of Limited Partnership of Team Health Southwest,
         L.P., dated May 20, 1998. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.141   Articles of Incorporation of Team Radiology, Inc. dated
         October 6, 1993. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
 3.142   By-laws of Team Radiology, Inc. dated November 5, 1993.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.143 Articles of Organization of TH Contracting Midwest, LLC dated June 27, 2003. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated November 5, 2003)*
 3.144   Certificate of Limited Partnership of Team Health Billing
         Services, L.P., dated October 21, 1997. (Incorporated by reference to Team Health, Inc.'s 10-K dated March 1, 2002)*
 3.145   Operating Agreement of TH Contracting Midwest, LLC.*
 3.146   Amended and Restated Articles of Incorporation of The
         Emergency Associates for Medicine, Inc. dated August 30,
         1996. (Incorporated by reference to Team Health, Inc.'s Form
         S-4 dated June 9, 1999)*

 3.147   By-laws of The Emergency Associates for Medicine, Inc.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 3.148   Certificate and Articles of Organization of Team Health
         Contracting of Missouri, LLC dated October 6, 2004.*
 3.149   Articles of Incorporation of Northwest Hospital Medicine
         Physicians, Inc. dated December 15, 2004.**
 3.150   Bylaws of Northwest Hospital Medicine Physicians, Inc. dated
         January 1, 2005.**
 3.151   Articles of Organization of Healthcare Revenue Recovery
         Group, LLC.**
 4.1     Indenture dated as of March 12, 1999 by and among Team
         Health, Inc., the Guarantors listed on the signature pages thereto and the United States Trust Company of New York.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
 4.2 Supplemental Indenture dated March 28, 2001. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November
         7, 2002)*
 4.3     Supplemental Indenture dated September 3, 2001.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7, 2002)*
 4.4 Supplemental Indenture dated May 31, 2002. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 7,
         2002)*
 4.5     Fourth Supplemental Indenture dated November 11, 2002.
         (Incorporated by reference to Team Health, Inc.'s Form 10-K dated March 25, 2003)*
 4.6     Fifth Supplemental Indenture dated September 9, 2003.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 5, 2003)*
 4.7     Sixth Supplemental Indenture dated as of March 12, 2004.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10, 2004)*
 4.8     Indenture dated as of March 23, 2004 by and among Team
         Health, Inc., the Guarantors listed on the signature pages thereto, and the Bank of New York. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10,
         2004)*
 4.9     Form of Exchange Note (included in Exhibit 4.8).
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10, 2004)*
 4.10 Registration Rights Agreement dated as of March 12, 2004 by and among Team Health, Inc., the guarantors listed on the Schedule thereto, and J.P. Morgan Securities Inc., Banc of
         America Securities LLC and Merrill Lynch Pierce Fenner &
         Smith Incorporated. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated May 10, 2004)*
 5.1     Opinion of Kirkland & Ellis, LLP.*
 5.2     Opinion of Haskell Slaughter Young & Redicker, LLC.*
 5.3     Opinion of Foley & Lardner LLP.*
 5.4     Opinion of Blackwell Sanders Peper Martin LLP.*
 5.5     Opinion of Sherman, Silverstein, Kohl, Rose & Podolsky P.A.*
 5.6     Opinion of Parker, Poe, Adams & Berstein LLP.*
 5.7     Opinion of Ulmer & Berne LLP.*
 5.8     Opinion of London & Amburn, PC.*
 5.9     Opinion of Durham, Jones and Pinegar, PC.*
 5.10    Opinion of Bowles Rice McDavid Graff & Love, PLLC.*
10.1 Registration Rights Agreement dated as of March 12, 1999 by and among Team Health, Inc., the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette
         Securities Corporation, NationsBanc Montgomery Securities
         LLC and Fleet Securities, Inc. (Incorporated by reference to
         Team Health, Inc.'s Form S-4 dated June 9, 1999)*

10.2 Purchase Agreement dated as of March 5, 1999 by and among Team Health, Inc. and the guarantors listed on the signature pages thereto and Donaldson, Lufkin & Jenrette Securities
         Corporation, NationsBanc Montgomery Securities LLC and Fleet
         Securities, Inc. (Incorporated by reference to Team Health,
         Inc.'s Form S-4 dated June 9, 1999)*
10.3     Equity Deferred Compensation Plan of Team Health, Inc.
         effective January 25, 1999. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.4 Management Services Agreement dated as of March 12, 1999 by and among Team Health, Inc., Madison Dearborn Partners II,
         L.P., Beecken, Petty & Company, L.L.C. and Cornerstone
         Equity Investors LLC. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
10.5 Registration Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
         Pacific Physician Services, Inc. and certain other stockholders of Team Health, Inc. who are from the to time party thereto. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.6 Registration Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health, Inc. who are from time to time party thereto. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
10.7 Trust Agreement dated as of January 25, 1999 by and among Team Health, Inc. and The Trust Company of Knoxville.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.8 Credit Agreement dated as of March 12, 1999 by and among Team Health, Inc., the banks, financial institutions and other institutional lenders named herein, Fleet National
         Bank, NationsBank, N.A., NationsBanc Montgomery Securities
         LLC and Donaldson, Lufkin & Jenrette Securities Corporation.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.9     Sheer Ahearn & Associates Plan Provision Nonqualified Excess
         Deferral Plan effective September 1, 1998. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
10.10    Amendment and Restatement of Emergency Professional
         Services, Inc. Deferred Compensation Plan effective January
         31, 1996. (Incorporated by reference to Team Health, Inc.'s
         Form S-4 dated June 9, 1999)*
10.11    Lease Agreement dated August 27, 1992 between Med: Assure
         Systems and Winston Road Properties for our corporate headquarters located at 1900 Winston Road, Knoxville, TN.
         (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.12    Lease Agreement dated August 27, 1999 between Americare
         Medical Services, Inc. and Winston Road Properties for space located at 1900 Winston Road, Knoxville, TN. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9,
         1999)*
10.13 1999 Stock Option Plan of Team Health, Inc. (Incorporated by reference to Team Health, Inc.'s Amendment to Form S-4 dated
         July 26, 1999)*
10.14    Form of Employment Agreement for Dr. Massingale and Messrs.
         Hatcher, Sherlin, Joyner and Jones. (Incorporated by reference to Team Health, Inc.'s Form 10-K dated March 7,
         2001)*
10.15    Amendment No. 1 to Credit Agreement dated as of March 12,
         1999. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated May 8, 2001)*
10.16    Amendment No. 1 to Security Agreement dated as June 30,
         2001. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated August 9, 2001)*
10.17    Amendment No. 2 to Credit Agreement dated as of March 12,
         1999. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated November 14, 2001)*

10.18    Credit Agreement dated May 1, 2002 among Team Health, Inc.,
         The Banks, Financial Institutions and Other Institutional
         Lenders Named Therein, Fleet National Bank, Bank of America,
         N.A., and Banc of America Securities, LLC. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated August 12,
         2002)*
10.19    Amendment No. 1 to Credit Agreement dated May 1, 2002.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 15, 2003)*
10.20    Amendment No. 2 to Credit Agreement dated May 1, 2002.
         (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated November 5, 2003)*
10.21 Credit Agreement, dated as of March 23, 2004, by and among Team Health, Inc., Team Health Holdings, L.L.C., the
         Subsidiary Guarantors (as defined therein), the Lenders (as defined therein), and Bank of America, N.A. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10,
         2004)*
10.22 Security and Pledge Agreement, dated as of March 23, 2004, by and among Team Health, Inc., the Subsidiary Guarantors
         (as defined therein) and Bank of America, N.A. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10,
         2004)*
10.23 Holdings Pledge Agreement, dated as of March 23, 2004, by and among Team Health Holdings, L.L.C. and Bank of America,
         N.A. (Incorporated by reference to Team Health, Inc.'s Form
         10-Q dated May 10, 2004)*
10.24 Borrower Pledge Agreement (Cayman Islands Subsidiary), dated as of March 23, 2004, by and among Team Health, Inc. and Bank of America, N.A. (Incorporated by reference to Team
         Health, Inc.'s Form 10-Q dated May 10, 2004)*
10.25    Team Health, Inc. Non-Qualified Supplemental Executive
         Retirement Plan dated as of January 1, 2004. (Incorporated by reference to Team Health, Inc.'s Form 10-Q dated May 10,
         2004)*
10.26 Stockholders Agreement dated as of March 12, 1999 by and among Team Health, Inc., Team Health Holdings, L.L.C.,
         Pacific Physicians Services, Inc., and certain other stockholders of the Team Health, Inc. who are from time to time party hereto. (Incorporated by reference to Team
         Health, Inc.'s Form S-4 dated June 9, 1999)*
10.27 Securityholders Agreement dated as of March 12, 1999 by and among Team Health Holdings, L.L.C., each of the persons listed on Schedule A thereto and certain other securityholders of Team Health Holdings, L.L.C. who are from time to time party thereto. (Incorporated by reference to Team Health, Inc.'s Form S-4 dated June 9, 1999)*
10.28    Employment agreement dated October 4, 2004 between Team
         Health, Inc. and Gregory S. Roth, President and Chief
         Operating Officer.*
14.1     Code of Ethics.**
21.1     Subsidiaries of Registrant.**
31.1     Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2     Certification by Robert J. Abramowski pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1     Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2     Certification by Robert J. Abramowski pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

---------------

 * Previously filed by the Company in its prior S-4 Registration Statement and subsequent filings with the Securities and Exchange Commission.

** Filed herewith.

                                   ITEM 15(A)

                               TEAM HEALTH, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                           BALANCE AT
                                           BEGINNING    COSTS AND                         BALANCE AT
                                           OF PERIOD    EXPENSES    OTHER   DEDUCTIONS   END OF PERIOD
                                           ----------   ---------   -----   ----------   -------------
2004.....................................   $120,653    $563,483    $ --     $557,785      $126,351
2003.....................................   $109,156    $479,267    $ --     $467,770      $120,653
2002.....................................   $101,175    $396,605    $ --     $388,624      $109,156