Form 10-Q
period 2005-03-31
TEAM HEALTH INC
filed 2005-05-11
CIK 1086795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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
      Common Stock par value $0.01 per share — 9,731,649 shares as of May 6, 2005.

FORWARD LOOKING STATEMENTS
      Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Team Health, Inc. (“we,” “us” or the “Company”) cautions readers that such “forward looking statements,”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
      The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company.
      The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH, INC.
QUARTERLY REPORT FOR THE THREE MONTHS
ENDED MARCH 31, 2005

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,734	$17,931
Short term investments	49,771	64,651
Accounts receivable, less allowance for uncollectibles of $136,501 and $126,351 in 2005 and 2004, respectively	175,938	160,852
Prepaid expenses and other current assets	6,537	4,860
Receivables under insured programs	55,917	51,307

Total current assets	308,897	299,601
Property and equipment, net	17,316	17,625
Other intangibles, net	10,511	11,624
Goodwill	100,992	95,197
Deferred income taxes	96,362	96,708
Receivables under insured programs	37,874	52,804
Other	37,741	36,832

	$609,693	$610,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,436	$12,004
Accrued compensation and physician payable	69,884	75,160
Other accrued liabilities	81,169	72,988
Income taxes payable	12,492	4,670
Current maturities of long-term debt	2,500	15,000
Deferred income taxes	20,531	20,407

Total current liabilities	195,012	200,229
Long-term debt, less current maturities	410,625	413,125
Other non-current liabilities	184,639	195,917
Common stock, $0.01 par value 12,000 shares authorized, 9,765 shares issued at March 31, 2005 and 9,729 shares issued at December 31, 2004	98	97
Additional paid in capital	1,092	919
Retained earnings (deficit)	(180,969)	(198,891)
Less treasury shares at cost	(814)	(787)
Accumulated other comprehensive earnings (loss)	10	(218)

	$609,693	$610,391

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Net revenue	$398,067	$397,302
Provision for uncollectibles	147,476	135,892

Net revenue less provision for uncollectibles	250,591	261,410
Cost of services rendered
Professional service expenses	180,327	194,711
Professional liability costs	5,243	16,274

Gross profit	65,021	50,425
General and administrative expenses	24,889	24,694
Management fee and other expenses	404	157
Depreciation and amortization	3,083	3,485
Interest expense, net	7,191	7,318
Refinancing costs	—	14,731

Earnings before income taxes	29,454	40
Provision for income taxes	11,532	76

Net earnings (loss)	17,922	(36)
Dividends on preferred stock	—	3,602

Net earnings (loss) attributable to common stockholders	$17,922	$(3,638)

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Operating Activities
Net earnings (loss)	$17,922	$(36)
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	3,083	3,485
Amortization of deferred financing costs	181	300
Write-off of deferred financing costs	—	6,225
Provision for uncollectibles	147,476	135,892
Deferred income taxes	321	(3,524)
Loss on sale of equipment	274	31
Equity in joint venture income	(561)	(218)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(162,558)	(135,210)
Prepaids and other assets	(1,927)	(5,443)
Income tax receivables	7,822	(6,060)
Receivables under insured programs	10,320	14,103
Accounts payable	(3,158)	3,604
Accrued compensation and physician payable	(4,928)	(13,226)
Other accrued liabilities	3,245	(2,446)
Professional liability reserves	(5,696)	1,543

Net cash provided by (used in) operating activities	11,816	(980)
Investing Activities
Purchases of property and equipment	(2,376)	(925)
Sale of property and equipment	171	—
Cash paid for acquisitions, net	(5,795)	(1,548)
Net change of short-term investments	14,867	—
Net purchases of investments by insurance subsidiary	(130)	(201)
Other investing activities	72	9,241

Net cash provided by investing activities	6,809	6,567
Financing Activities
Payments on notes payable	(15,000)	(291,165)
Proceeds from notes payable	—	430,000
Payment of deferred financing costs	(19)	(7,161)
Proceeds from sales of common stock	113	41
Purchase of treasury stock	(916)	(2,609)
Dividends paid on common stock	—	(27,585)
Redemptions of preferred stock	—	(162,448)

Net cash used in financing activities	(15,822)	(60,927)

Net increase (decrease) in cash	2,803	(55,340)
Cash and cash equivalents, beginning of period	17,931	100,964

Cash and cash equivalents, end of period	$20,734	$45,624

Interest paid	$3,661	$10,263

Taxes paid	$3,437	$9,975

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
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2004 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K.
      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2.	Implementation of New Accounting Standards
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      The provisions of SFAS No. 123(R) are effective for the Company beginning January 1, 2006. Early adoption is permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS No. 123(R) beginning January 1, 2006.
      The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Company uses the minimum value method to estimate the value of stock options granted to employees. In accordance with the transition provisions of SFAS No. 123(R) the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. For those options that are granted after the adoption of SFAS No. 123(R), the Company will no longer be permitted to use the minimum-value method and instead will be required to use an acceptable option-pricing model. The Company has not yet determined which specific option-pricing model it will use.
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $6,000 and $37,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 3.	Net Revenue
      Net revenue for the three months ended March 31, 2005 and 2004, respectively, consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Fee for service revenue	$309,494	$284,939
Contract revenue	80,950	105,031
Other revenue	7,623	7,332

	$398,067	$397,302

Note 4.	Other Intangible Assets
      The following is a summary of intangible assets and related amortization as of March 31, 2005 and December 31, 2004 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

As of March 31, 2005:
Contracts	$31,956	$21,662
Other	448	231

Total	$32,404	$21,893

As of December 31, 2004:
Contracts	$31,956	$20,560
Other	448	220

Total	$32,404	$20,780

Aggregate amortization expense:
For the three months ended March 31, 2005	$1,113

Estimated amortization expense:
For the year ended December 31, 2005	$4,147
For the year ended December 31, 2006	2,582
For the year ended December 31, 2007	2,151
For the year ended December 31, 2008	1,798
For the year ended December 31, 2009	688

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Long-Term Debt
      Long-term debt as of March 31, 2005, consisted of the following (in thousands):

Term Loan B	$233,125
9% Senior Subordinated Notes	180,000

413,125
Less current portion	2,500

$410,625

      The Company’s senior credit facilities at March 31, 2005 consisted of the following:

•	$80.0 million Senior Secured Revolving Credit Facility

•	$233.1 million Senior Secured Term Loan B
      The interest rates for any senior revolving credit facility borrowings are determined by reference to a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement. The interest rate on the Term Loan B amount outstanding is equal to the euro dollar rate plus 3.25% or the agent bank’s base rate plus 2.25%. The interest rate at March 31, 2005, was 6.56% for the Term Loan B. The Company also pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at March 31, 2005. No funds have been borrowed under the revolving credit facility as of March 31, 2005, but the Company had $5.1 million of standby letters of credit outstanding against the revolving credit facility commitment.
      The Company has an obligation under the terms of the senior credit facility agreement to obtain and maintain interest rate hedge agreements at amounts such that 50% of the Company’s funded debt, as defined, was at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. On April 29, 2004, the Company entered into an interest rate swap agreement that effectively converts $35.0 million of its variable rate term loans to a fixed rate of 3.2% through March 31, 2007.
      The Company issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012.
      The senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain coverage and leverage ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow” as defined in the agreement. During the three months ended March 31, 2005, the Company paid $15.0 million of its outstanding Term B loan following its initial estimation of amounts due for 2004 under the excess cash flow provision. The Company at March 31, 2005 determined that an additional $0.8 million was payable under such provision. The $0.8 million was subsequently paid on April 20, 2005.
      Effective March 23, 2004, the Company completed a tender offer for its then outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.2 million and entered into its current senior credit facilities with a group of banks. As a result of the tender offer, approximately $91.7 million of the 12% Senior Subordinated Notes were repaid and in addition a related call premium of approximately $7.5 million was paid on March 23, 2004. The remainder of the approximately $8.3 million 12% Senior Subordinated Notes outstanding were subsequently repaid on April 21, 2004, along with a call

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
premium of approximately $0.7 million. As a result of entering into the new senior credit facilities and the redemption of its 12% Subordinated Notes, the Company recognized in the three months ended March 31, 2004, refinancing costs of approximately $14.7 million ($9.0 million, net of related income tax benefit of $5.7 million) principally relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the incurrence of the call premium to redeem the 12% Senior Subordinated Notes. In addition, as a result of repayment of underlying borrowings during the three months ended March 31, 2004, the Company recorded as additional interest expense approximately $1.7 million in the three months ended March 31, 2004, related to an interest rate swap agreement to reflect its value on a mark-to-market basis. The interest rate swap agreement was subsequently terminated.

Subsequent Event
      Effective April 6, 2005, the Company and its lenders agreed to an amendment of the terms of its senior credit facility. As a result of such amendment, the following occurred or was agreed to:

•	the Company made a voluntary prepayment of its term debt in the amount of $30.0 million

•	the Company’s existing term loan B was converted to a new term loan C in the amount of $203.1 million

•	the Company’s senior credit facility lenders agreed to a reduction in the pricing for term loan borrowings to LIBOR plus 275 basis points, a reduction of 50 basis points

•	a further reduction or increase of up to 50 basis points in the pricing for term loan borrowings from LIBOR plus 275 basis points in the event that the credit ratings for the Company’s borrowings are increased or decreased, respectively, and

•	the ability of the Company to repurchase at its option up to $35.0 million of its outstanding 9% Subordinated Bonds so long as the Company was in compliance with the terms and covenants of its senior credit facility agreement.
      Following the amendment of the senior credit facility effective April 6, 2005, the Company’s term debt outstanding was $203.1 million at an interest rate of 5.85%.
      Aggregate maturities of long-term debt for periods subsequent to the amendment date of April 6, 2005 are as follows (in thousands):

2005	$2,500
2006	2,500
2007	2,500
2008	2,500
Thereafter	373,125

$383,125

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Professional Liability Insurance
      The Company’s professional liability loss reserves consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Estimated losses under self-insured programs	$143,241	$138,617
Estimated losses under commercial insurance programs	93,791	104,111

	237,032	242,728
Less — estimated payable within one year
Self-insured programs	4,281	3,907
Commercial insurance programs	55,917	51,307

	60,198	55,214

	$176,834	$187,514

      The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy included an insured loss limit of $130.0 million with losses in excess of such limit remaining as a self-insured obligation of the Company. Beginning March 12, 2003, such risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.
      The self-insurance components of our risk management program include reserves for future claims incurred but not reported. The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies performed by an independent actuarial firm. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses are greater or less than previously projected.
      The Company’s most recent actuarial valuation was completed in April 2005. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $7.6 million in the three months ended March 31, 2005, related to its reserves for losses in prior years. The Company had previously realized a $1.6 million reduction in its professional liability loss liability in the three months ended March 31, 2004, resulting from an actuarial study completed in April 2004.

Note 7.	Redemption of 10% Cumulative Preferred Stock
      During 2004, the Board of Directors of the Company authorized the redemption of the Company’s 10% Cumulative Preferred Stock. On March 23, 2004, the Company redeemed its 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

Note 8.	Common Stock Dividend and Related Compensatory Bonus Payment
      The Company’s Board of Directors declared a cash dividend to shareholders of record as of March 18, 2004, in the amount of approximately $27.6 million which was subsequently paid on March 23, 2004. The

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Board of Directors also authorized a compensatory payment to holders of stock options in lieu of a cash dividend in the amount of approximately $2.4 million of which $1.3 million was paid and expensed on March 23, 2004. The balance of such compensatory payment is being expensed and paid as such stock options subsequently vest.

Note 9.	Stock Options
      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net earnings (loss) attributable to common stockholders, as reported	$17,922	$(3,638)
Add: Stock-based employee compensation expense included in reported net earnings (loss) attributable to common stockholders, net of related tax effects	36	8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(63)	(39)

Pro forma net earnings (loss) attributable to common stockholders	$17,895	$(3,669)

Note 10.	Contingencies
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

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Acquisition Payments
      As of March 31, 2005, the Company may have to pay up to $3.0 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2005. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the three months ended March 31, 2005, the Company made required payments of $5.8 million under contingent payment provisions of agreements related to previous acquisitions.
Office of Inspector General Information Request
      On March 30, 2004, the Company received a subpoena from the Department of HHS Office of Inspector General (“OIG”), located in Concord, California, requesting certain information for the period 1999 to present relating to its billing practices. To date, the Company has produced and delivered to the OIG certain requested information, and the OIG has stayed further requests. The Company has learned in conversations with representatives of the OIG and the United States Attorney for the Northern District of California, the basis for the issuance of the subpoena is a complaint filed in the United States District Court for the Northern District of California (“Court”) by an individual on behalf of the government. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government’s investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company’s receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the portions of the complaint not under seal allege that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual’s bringing of these allegations to the attention of the Company. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.
      The Company is fully cooperating with the OIG in its request described herein and have been producing and delivering to the OIG the requested documents. However, due to lack of more specific information available to it at this time, it is unable to ascertain the full scope of the government’s inquiry or the qui tam relator’s complaint. Management cannot predict the outcome of this investigation or suit or their respective durations. If this investigation results in current or prior billing practices being identified as violative of applicable laws or regulations, results in penalties being imposed upon the Company, or results in an adverse determination in the qui tam relator’s complaint against it, the impact could have a material adverse effect on the Company’s business and financial condition.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Comprehensive Earnings
      The components of comprehensive earnings (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net earnings (loss) attributable to common shareholders	$17,922	$(3,638)
Net change in fair market value of investments	(130)	—
Net change in fair value of interest rate swaps	358	1,149

Comprehensive earnings (loss)	$18,150	$(2,489)

Note 12.	Segment Reporting
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
      The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net Revenue less provision for uncollectibles:
Healthcare Services	$245,097	$257,312
Management Services	5,494	4,098

	$250,591	$261,410

Operating earnings:
Healthcare Services	$44,390	$30,608
Management Services	806	349
General Corporate	(8,550)	(8,868)

	$36,646	$22,089

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
TRICARE Program
      We are a provider of health care professionals that serve military personnel and their dependents in military treatment facilities nationwide. During 2004, the Department of Defense made a decision to re-contract all of its outsourced health care staffing positions. Such positions were formerly staffed through managed care organizations, which in turn subcontracted with staffing providers including our Company. The change made by the military was to contract directly with health care staffing providers by each branch of service. The re-contracting of such services across all branches of the military was completed on approximately November 1, 2004. Based on the results of such re-contracting, we concluded that our revenue and operating margins would be materially adversely affected and that a portion of goodwill related to our military business had been impaired. An impairment loss of $73.2 million was recorded in 2004.
      The three months ended March 31, 2005, represented the first full quarterly period reflecting revenues under the new contracts resulting from the military’s re-contracting process. Our revenues derived from military health care professionals totaled approximately $35.9 million in the first three months of 2005 compared to approximately $61.8 million in the same period in 2004. Revenues for the full year 2004 totaled approximately $207.5 million, reflecting our staffing revenues as both a subcontractor and a direct contractor during the year.
      Our net revenues and cash flow in the three months ended March 31, 2005, have been affected as a result of the re-contracting process. We won through competitive bidding a number of new contracts. The staffing of such new contracts requires locating, recruiting and hiring of new health care staff, some of which are positions in significant demand in today’s workforce, such as nurses. Our realization of net revenue in the initial months of certain of the new contracts has been adversely affected by unfilled staffing positions either due to worker shortages or due to certain positions being prone to higher rates of turnover, leaving periods of vacancies in such positions. Secondly, the billing process for our military staffing services has changed following completion of the re-contracting period. Our services are now billed directly to the respective military treatment facilities or as a subcontractor to a third-party direct contract holder who requires payment from the military prior to reimbursing us. The change in military billing practices and payment flow has caused a slow-down in the payment cycle for our military staffing services. The average days outstanding for our military staffing accounts receivable totaled 107.0 days at March 31, 2005, an increase of 2.3 days from December 31, 2004. Prior to the start of military staffing rendered under the new contracting process, our average days outstanding for military staffing accounts receivable was 56.1 days.
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
      A significant portion (78% and 74% of our net revenue in the three months ended March 31, 2005 and in fiscal 2004, respectively) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.
      Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.
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
      Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at March 31, 2005, was 64.7 days and at December 31, 2004, was 63.3 days. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days revenue of approximately 1.4 days includes 1.0 day due to a longer billing cycle related to the impact of new military staffing contracts resulting from new billing routines with military facilities. Fee-for-service accounts receivable includes an estimated increase of $2.9 million or 1.1 average days outstanding due to an increase in dollars related to physicians being re-credentialed by payers. The re-credentialing process was initiated by us and is intended to result in cost savings to us in the form of lower bank fees and related billing and collection costs. The impact of these increases was partially offset by various other factors. Our allowance for doubtful accounts totaled $136.5 million as of March 31, 2005. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee- for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2005, was approximately 98% of self-pay accounts outstanding as fee-for-service patient visits at March 31, 2005. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

      Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from the over six million annual patient visits. The significant volume of annual patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Facts and circumstances that may result in an adjustment to the formulaic result are generally few and are usually related to third-party payer processing problems that are temporary in nature. Contract related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2005 and 2004.
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
      Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Accordingly, beginning on March 12, 2003, a substantial portion of our provision for professional liability losses is based on periodic actuarial estimates of such losses for periods subsequent to March 11, 2003. An independent actuary firm is responsible for preparation of the periodic actuarial studies. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. These factors include, but are not limited to: the frequency and severity of claims, which can differ significantly by jurisdiction; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation.
      Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. In March 2003 we had an actuarial projection made of our potential exposure for losses under the provisions of our commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that we would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Accordingly, we recorded a loss estimate, discounted at 4%, of $50.8 million in our statement of operations in 2003. Based on the results of an annual actuarial study completed in April 2005, the updated estimated loss discounted at 4% for claim losses and expenses in excess of the $130.0 million aggregated limit was $50.1 million as of March 31, 2005.
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

Impairment of Intangible Assets
      In assessing the recoverability of the Company’s intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.
      Our critical accounting policies have been disclosed in the 2004 Annual Report on Form 10-K. There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2005.

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

	Three Months
	Ended March 31,

	2005	2004

Net revenue less provision for uncollectibles	100.0	100.0
Professional services expenses	72.0	74.5
Professional liability costs	2.1	6.2
Gross profit	25.9	19.3
General and administrative expenses	9.9	9.4
Management fee and other expenses	0.2	0.1
Depreciation and amortization	1.2	1.3
Interest expense, net	2.9	2.8
Refinancing costs	—	5.6
Earnings before income taxes	11.8	—
Provision (benefit) from income taxes	4.6	—
Net earnings (loss)	7.2	—
Dividends on preferred stock	—	1.4
Net earnings (loss) attributable to common stockholders	7.2	(1.4)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      Net Revenues. Net revenue for the three months ended March 31, 2005 increased $0.8 million, or 0.2%, to $398.1 million from $397.3 million for the three months ended March 31, 2004. The increase in net revenues of $0.8 million included increases of $24.6 million in fee-for-service revenue and $0.3 million in other revenue. Such increases were substantially offset by a decrease in contract revenue of $24.1 million. For the three months ended March 31, 2005, fee-for-service revenue was 77.8% of net revenue compared to 71.7% in 2004, contract revenue was 20.3% of net revenue compared to 26.4% in 2004 and other revenue was 1.9% in both years. The change in the mix of net revenues is principally due to a reduction in military staffing contract revenues between periods.
      Provision for Uncollectibles. The provision for uncollectibles was $147.5 million for the three months ended March 31, 2005, compared to $135.9 million for the corresponding period in 2004, an increase of $11.6 million or 8.5%. The provision for uncollectibles as a percentage of net revenue was 37.1% in 2005 compared with 34.2% in 2004. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. Excluding the effect of the reduction in military staffing contract net revenues between periods, the provision for uncollectibles as a percentage of net revenues was 40.7% in 2005 and 40.5% in 2004.
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles for the three months ended March 31, 2005 decreased $10.8 million, or 4.1%, to $250.6 million from $261.4 million for the three months ended March 31, 2004. The $10.8 million decrease is primarily related to a net reduction of $25.8 million in military staffing business as a result of the military’s re-contracting process completed during 2004. Excluding the impact of the re-contracting process, net revenue less provision for uncollectibles increased $15.0 million. Same contract revenues, which consist of contracts under management in both periods, increased $20.6 million, or 11.5%, to $200.0 million in 2005 compared to $179.4 million in 2004. The increase in same contract revenue of 11.5% consists of an increase in estimated net revenue per billing unit as well as an increase in overall patient dollar volume between periods. Same contract revenue increased approximately 7.8% between periods due to higher estimated net revenue per billing unit. Approximately 2.3% of the increase in estimated net revenue per billing unit is due to an increase in estimated amounts to be collected for periods prior to 2005. The remainder of the increase between periods is principally due to rate and level of acuity increases.
      Professional Service Expense. Professional service expense, which includes physician costs, billing and collection expenses, and other professional expenses, totaled $180.3 million for the three months ended March 31, 2005 compared to $194.7 million for the three months ended March 31, 2004, a decrease of $14.4 million or 7.4%. The decrease of $14.4 million is primarily due to the reduction in military staffing business partially offset by increases in other staffing areas due to higher volumes as well as an increase in average rates paid per hour of provider service on a same contract basis.
      Professional Liability Costs. Professional liability costs were $5.2 million for the three months ended March 31, 2005 compared with $16.3 million for the three months ended March 31, 2004 for a decrease of $11.0 million or 67.8%. Professional liability expenses includes reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April of each year of $7.6 million in 2005 and $1.6 million in 2004. Also contributing to the decrease is the lowering of coverage limits for several contracts and a reduction in loss exposures principally resulting from the termination of staffing contracts in higher risk territories and specialties.
      Gross Profit. Gross profit was $65.0 million in the first quarter 2005 compared to $50.4 million for the same period in 2004 for an increase of $14.6 million between periods. Included in the $14.6 million increase is a $7.6 million reduction in professional liability costs as the result of a recent actuarial study. The remaining increase in gross profit is attributable to higher patient volumes and average estimated collection rates per patient encounter increasing faster than professional expenses and billing and collection related costs. Gross profit as a percentage of revenue less provision for uncollectibles increased to 25.9% in 2005 compared with 19.3% in 2004. Excluding the effect of the actuarial adjustment of $7.6 million, the gross profit percentage was 22.9% for the three months ended March 31, 2005 compared to 19.2% for the three months ended March 31, 2004.
      General and Administrative Expenses. General and administrative expenses increased $0.2 million to $24.9 million for the three months ended March 31, 2005 from $24.7 million for the three months ended March 31, 2004. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.9% in 2005 compared to 9.4% in 2004. Included in the $0.2 million increase in general and administrative expenses in 2005 is a $1.1 million increase in management incentive plan costs as well as increases related to inflationary growth in salaries offset by $1.3 million of expense related to a bonus to stock option holders in 2004 in connection with the refinancing of the Company’s debt structure and a decrease in professional consulting expenses between periods of $0.7 million.
      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $0.4 million for the three months ended March 31, 2005 and $0.2 million for the corresponding period in 2004.
      Depreciation and Amortization. Depreciation and amortization was $3.1 million for the three months ended March 31, 2005 compared to $3.5 million for the three months ended March 31, 2004. Amortization expense decreased $0.2 million due to certain of the Company’s intangibles becoming fully amortized in 2004.
      Net Interest Expense. Net interest expense decreased $0.1 million to $7.2 million in 2005, compared to $7.3 million in 2004. The decrease in net interest expense includes approximately a $2.1 million decrease related to a realized hedge instrument loss as part of a debt refinancing in 2004 and lower net interest rates between periods, partially offset by an increase due to an increased level of net outstanding debt between periods.

      Refinancing Costs. The Company expensed $14.7 million in the three months ended March 31, 2004 of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.
      Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2005 were $29.5 million compared to $40,000 for the corresponding period in 2004.
      Provision for Income Taxes. Income taxes were $11.5 million in 2005 compared to $0.1 million in 2004.
      Net Earnings (Loss). Net earnings were $17.9 million for the three months ended March 31, 2005 compared to a net loss of $36,000 for the three months ended March 31, 2004.
      Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the three months ended March 31, 2004.
Liquidity and Capital Resources
      Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. Funds generated from operations during the past two years have been sufficient to meet the aforementioned cash requirements.
      During the three months ended March 31, 2005, we reduced our outstanding bank term debt by $15.0 million. The repayment of such debt was made through the use of available cash in the form of liquidated marketable securities. The debt repaid consisted of $15.0 million of prepayments required under the terms of the underlying senior credit facility agreement due to “excess cash flow,” as defined therein, in 2004. As a result of the foregoing repayments, we had total debt outstanding of $413.1 million as of March 31, 2005, compared to $428.1 million as of December 31, 2004.
      Effective April 6, 2005, we and our lenders agreed to an amendment of the terms of our senior credit facility. As a result of such amendment, the following occurred or was agreed to:

•	we made a voluntary prepayment of our term debt in the amount of $30.0 million

•	our existing term loan B was converted to a new term loan C in the amount of $203.1 million

•	our senior credit facility lenders agreed to a reduction in the pricing for term loan borrowings to LIBOR plus 275 basis points, a reduction of 50 basis points

•	a further reduction or increase of up to 50 basis points in the pricing for term loan borrowings from LIBOR plus 275 basis points in the event that the credit ratings for our borrowings are increased or decreased, respectively, and

•	the ability was granted to us to repurchase at our option up to $35.0 million of our outstanding 9% Subordinated Bonds so long as we are in compliance with the terms and covenants of our senior credit facility agreement.
      Cash provided by operating activities in the three months ended March 31, 2005 was $11.8 million compared to cash used in operating activities in the corresponding period in 2004 of $1.0 million. The $12.8 million increase in cash provided by operating activities was principally due to a decrease in interest and tax payments between periods and operating cash flow used in 2004 relating to the refinancing. Cash provided by investing activities in the three months ended March 31, 2005, was $6.8 million compared to $6.6 million in 2004. The $0.2 million increase in cash provided by investing activities was principally due to an increase resulting from the redemption of short-term investments in 2005, offset by the redemption of assets held in a deferred compensation plan which were liquidated as part of the refinancing in 2004, as well as increased levels of capital expenditures in 2005 and earnout payments related to previous acquisitions in 2005. Cash used in financing activities in the three months ended March 31, 2005 and 2004 was $15.8 million and $60.9 million, respectively. The $45.1 million decrease in cash used in financing activities was due to the debt restructuring, preferred stock redemption and dividend paid in 2004.

      We spent $2.4 million in the first three months of 2005 and $0.9 million in the first three months of 2004 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.
      We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $5.8 million during the three months ended March 31, 2005 and $1.5 million in the corresponding period in 2004. Future contingent payment obligations are approximately $3.0 million as of March 31, 2005.
      Our senior credit facility at March 31, 2005 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $233.1 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement. During the three months ended March 31, 2005, we made prepayments totaling $15.0 million on our bank term debt under the excess cash flow provision calculation for 2004. Subsequent to March 31, 2005, we made an additional final payment for 2004 of $0.8 million under such provision.
      We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2005, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $24.4 million. Based on the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company or third-party insurance providers for 2005 is estimated at $39.7 million.
      In 2004, approximately $210.7 million of annual revenue resulting from providing staffing services to the military was subjected to a re-bidding process. Based on the results of the re-bidding process in 2004, we were successful in winning existing or new business contracts of approximately $138.2 million in annual revenues or 66% of our annual revenue that was re-bid. Overall, the operating margins realized from such awards are lower than previous contract margins. Based on the results of the re-bidding awards, we expect a decline in annual earnings and cash flow from our military staffing business in 2005. We do not expect the decline in earnings and cash flow from our military staffing business, based on our estimates of such earnings and cash flow, to result in any violations of debt covenant financial ratio requirements under our senior credit agreement.
      We had as of March 31, 2005, total cash and cash equivalents of approximately $20.7 million, short-term investments of approximately $49.8 million and a revolving credit facility borrowing availability of $74.9 million. Our ongoing cash needs in the three months ended March 31, 2005, were met from internally generated operating sources. Borrowings under our revolving credit facility were limited in the period to $7.7 million for a seven day period as the result of needing cash to meet bank funding obligations while being invested in marketable securities. From time to time we may repurchase our subordinated bonds up to the level approved ($35.0 million) under the terms of our amended senior credit facility effective April 6, 2005.
      We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of our remaining existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior revolving credit facility.

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
Recently Issued Accounting Standards
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      The provisions of SFAS No. 123(R) are effective for the Company beginning January 1, 2006. Early adoption is permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS No. 123(R) beginning January 1, 2006.
      The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Company uses the minimum value method to estimate the value of stock options granted to employees. In accordance with the transition provisions of SFAS No. 123(R) the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. For those options that are granted after the adoption of SFAS No. 123(R), the Company will no longer be permitted to use the minimum-value method and instead will be required to use an acceptable option-pricing model. The Company has not yet determined which specific option-pricing model it will use.
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $6,000 and $37,000 for the three months ended March 31, 2005 and 2004, respectively.

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
      The Company is obligated under the terms of its senior credit facility agreement to have in place interest rate hedge agreements at amounts such that 50% of the Company’s funded debt, as defined, is at fixed rates of interest. Such hedge agreements are required to be maintained for at least the first three years of the senior credit facility agreement. The Company is a party to an interest rate swap agreement that effectively converted $35.0 million of a variable rate term loan to a fixed rate of 3.2% through March 31, 2007. The agreement is a contract to exchange, on a quarterly basis, floating interest rate payments based on the euro dollar rate, for fixed interest rate payments over the life of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The counterparty to the Company’s interest rate swap agreement is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.
      At March 31, 2005, the fair value of the Company’s total debt, which has a carrying value of $413.1 million, was approximately $409.1 million. The Company had $233.1 million of variable debt outstanding at March 31, 2005. If the market interest rates for the Company’s variable rate borrowings averaged 1% more during the twelve months subsequent to March 31, 2005, the Company’s interest expense would increase, and earnings before income taxes would decrease, by approximately $2.3 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.
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
      See note 10 to the consolidated financial statements for a description of legal actions to which we are party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

31.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Team Health, Inc.

/s/ H. Lynn Massingale, M.D.

H. Lynn Massingale
Chief Executive Officer
May 11, 2005

/s/ Robert J. Abramowski

Robert J. Abramowski
Executive Vice President Finance and Administration
May 11, 2005

/s/ David P. Jones

David P. Jones
Chief Financial Officer
May 11, 2005