Form 10-Q
period 2005-06-30
TEAM HEALTH INC
filed 2005-08-10
CIK 1086795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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
      Common Stock par value $0.01 per share — 9,803,565 shares as of August 5, 2005.

FORWARD LOOKING STATEMENTS
      Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Team Health, Inc. (“we,” “us” or the “Company”) cautions readers that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
ENDED JUNE 30, 2005

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,187	$17,931
Short term investments	—	64,651
Accounts receivable, less allowance for uncollectibles of $138,098 and $126,351 in 2005 and 2004, respectively	167,837	160,852
Prepaid expenses and other current assets	16,460	4,860
Receivables under insured programs	57,286	51,307

Total current assets	256,770	299,601
Investments of insurance subsidiary	28,591	24,449
Receivables under insurance programs	41,260	52,804
Deferred income taxes	94,495	96,708
Property and equipment, net	16,001	17,625
Other intangibles, net	9,398	11,624
Goodwill	100,992	95,197
Other	12,889	12,383

	$560,396	$610,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,897	$12,004
Accrued compensation and physician payable	74,662	75,160
Other accrued liabilities	76,818	72,988
Income taxes payable	2,502	4,670
Current maturities of long-term debt	2,307	15,000
Deferred income taxes	19,535	20,407

Total current liabilities	185,721	200,229
Long-term debt, less current maturities	345,668	413,125
Other non-current liabilities	196,544	195,917
Common stock, $0.01 par value 12,000 shares authorized, 9,816 shares issued at June 30, 2005 and 9,729 shares issued at December 31, 2004	98	97
Additional paid in capital	1,510	919
Retained earnings (deficit)	(168,825)	(198,891)
Less treasury shares at cost	(445)	(787)
Accumulated other comprehensive earnings (loss)	125	(218)

	$560,396	$610,391

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net revenue	$401,605	$388,730
Provision for uncollectibles	143,888	132,736

Net revenue less provision for uncollectibles	257,717	255,994
Cost of services rendered
Professional service expenses	186,315	191,237
Professional liability costs	13,149	13,617

Gross profit	58,253	51,140
General and administrative expenses	25,877	24,124
Management fee and other expenses	1,758	457
Depreciation and amortization	3,083	3,459
Interest expense, net	6,722	7,008
Estimated impairment loss	1,560	65,819

Earnings (loss) before income taxes	19,253	(49,727)
Provision for income taxes	7,109	6,190

Net earnings (loss) attributable to common stockholders	$12,144	$(55,917)

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net revenue	$799,672	$786,032
Provision for uncollectibles	291,364	268,628

Net revenue less provision for uncollectibles	508,308	517,404
Cost of services rendered
Professional service expenses	366,643	385,948
Professional liability costs	18,392	29,891

Gross profit	123,273	101,565
General and administrative expenses	50,765	48,819
Management fee and other expenses	2,162	613
Depreciation and amortization	6,166	6,944
Interest expense, net	13,913	14,326
Refinancing costs	—	14,731
Estimated impairment loss	1,560	65,819

Earnings (loss) before income taxes	48,707	(49,687)
Provision for income taxes	18,641	6,266

Net earnings (loss)	30,066	(55,953)
Dividends on preferred stock	—	3,602

Net earnings (loss) attributable to common stockholders	$30,066	$(59,555)

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Operating Activities
Net earnings (loss)	$30,066	$(55,953)
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	6,166	6,944
Amortization of deferred financing costs	352	549
Write-off of deferred financing costs	734	6,225
Estimated impairment loss	1,560	65,819
Provision for uncollectibles	291,364	268,628
Deferred income taxes	1,125	(6,385)
Loss on sale of investment	201	—
Loss on sale of equipment	308	362
Equity in joint venture income	(953)	(565)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(298,345)	(252,566)
Prepaids and other assets	(11,446)	(15,382)
Income tax receivables	(2,168)	(1,752)
Receivables under insured programs	5,565	19,855
Accounts payable	(1,693)	(2,422)
Accrued compensation and physician payable	84	(12,681)
Other accrued liabilities	(2,120)	(1,640)
Professional liability reserves	7,197	7,204

Net cash provided by operating activities	27,997	26,240
Investing Activities
Purchases of property and equipment	(4,635)	(2,557)
Sale of property and equipment	177	5
Cash paid for acquisitions, net	(5,795)	(2,259)
Net change of short-term investments	64,676	—
Net purchases of investments by insurance subsidiary	(4,199)	(6,562)
Other investing activities	(324)	9,121

Net cash provided by (used in) investing activities	49,900	(2,252)
Financing Activities
Payments on notes payable	(80,150)	(300,040)
Proceeds from notes payable	—	430,000
Payment of deferred financing costs	(271)	(7,446)
Proceeds from sales of common stock	279	47
Purchase of treasury stock	(984)	(2,609)
Proceeds from sale of treasury stock	485	100
Dividends paid on common stock	—	(27,585)
Redemptions of preferred stock	—	(162,448)

Net cash used in financing activities	(80,641)	(69,981)

Net decrease in cash	(2,744)	(45,993)
Cash and cash equivalents, beginning of period	17,931	100,964

Cash and cash equivalents, end of period	$15,187	$54,971

Interest paid	$15,380	$15,325

Taxes paid	$19,904	$14,755

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
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. In the event of a change in accounting principle, SFAS No. 154 will require a restatement of previously issued financial statements to reflect the effect of the change in accounting principle on prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $463,000 and $59,000 for the six months ended June 30, 2005 and 2004, respectively.

Note 3.	Net Revenue
      Net revenue for the three and six months ended June 30, 2005 and 2004, respectively, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Fee for service revenue	$305,709	$280,222	$615,203	$565,161
Contract revenue	87,547	100,803	168,497	205,835
Other revenue	8,349	7,705	15,972	15,036

	$401,605	$388,730	$799,672	$786,032

Note 4.	Asset Impairment Losses
      In July 2005, the Board of Directors approved management’s recommendation to divest the Company’s two diagnostic imaging centers. The Board of Directors also approved management’s recommendation to cease providing radiology staffing services at five underperforming hospital contracts effective at various dates through December 31, 2005. The Company is currently evaluating alternatives for disposing of the imaging centers, including either sale or outright cessation of operations. Both of the imaging center locations are leased with lease expiration dates of January 31, 2006, and March 31, 2008, respectively. The Company has estimated an impairment loss with respect to equipment and other property costs related to these locations in the amount of $1.6 million and has recorded such loss in the three months ended June 30, 2005. The Company is currently evaluating the potential for additional costs relating to the imaging centers for remaining estimated future lease payments, net of estimated sub-lease income. Any such related lease costs will be recorded in the

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period that operations cease (currently anticipated to be in the three months ended September 30, 2005). As of June 30, 2005, aggregate future lease payments related to the imaging center locations, not reduced for potential sub-lease proceeds, are approximately $1.0 million.
      The annual net revenues less provision for uncollectibles for the two imaging centers and five hospital contracts noted above are approximately $8.8 million in the six months ended June 30, 2005.
      As a result of the decisions reached with respect to a portion of the Company’s business related to radiology services, the Company anticipates incurring severance and other termination related costs to employees affected by such decisions. The amount of such severance costs will be recorded in periods subsequent to June 30, 2005. The Company has not yet definitively determined the amount of such severance costs, however, on a preliminary basis, such costs are estimated to be approximately $1.0 million.
      During the six months ended June 30, 2004, the Company derived approximately $123.9 million of revenue for services rendered to military personnel and their dependents as either a subcontractor under the TRICARE program administered by the Department of Defense or by direct contracting with military treatment facilities. The Company had historically provided its services principally through subcontract arrangements with managed care organizations that contracted directly with the TRICARE program. During the three months ended June 30, 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced healthcare staffing positions in a manner different than previously used to acquire such positions. On June 1, 2004, the Department of Defense and its various military branches began awarding contracts for the civilian positions that it required going forward. The process of awarding healthcare staffing contracts by the government varied by branch of the military and by military base location within the various branches of the military. The award process included soliciting requests for proposals from organizations that provide civilian healthcare staffing, including the use of restrictive government or military approved vendor lists, some of which did not include the Company. In other instances, the military re-bid its business on a basis that was inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain contacts was restricted to small businesses or minority qualified businesses. The Company is not eligible to bid for such contracts. The above noted facts and circumstances were concluded by management to be a “triggering event” under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.
      Management concluded that the Company’s previous revenues and operating margins were materially adversely affected as a result of the re-bidding process. The Company prior to the recognition of any impairment loss had $127.9 million of goodwill related to its military staffing business. The Company recorded an estimated impairment loss in the three months ended June 30, 2004, of $65.8 million relating to its military business goodwill (subsequently increased by an additional $7.4 million in the three months ended September 30, 2004).

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Other Intangible Assets
      The following is a summary of intangible assets and related amortization as of June 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

As of June 30, 2005:
Contracts	$31,173	$21,980
Other	448	243

Total	$31,621	$22,223

As of December 31, 2004:
Contracts	$31,956	$20,560
Other	448	220

Total	$32,404	$20,780

Aggregate amortization expense:
For the six months ended June 30, 2005	$2,226

Estimated amortization expense:
For the year ended December 31, 2005	$4,147
For the year ended December 31, 2006	2,582
For the year ended December 31, 2007	2,151
For the year ended December 31, 2008	1,798
For the year ended December 31, 2009	688

Note 6.	Long-Term Debt
      Long-term debt as of June 30, 2005, consisted of the following (in thousands):

Term Loan C	$202,307
9% Senior Subordinated Notes	145,668

347,975
Less current portion	2,307

$345,668

      Effective April 6, 2005, the Company and its lenders agreed to an amendment of the terms of its senior credit facility. As a result of such amendment, the following occurred or was agreed to:

•	the Company made a voluntary prepayment of its term debt in the amount of $30.0 million

•	the Company’s existing term loan B was converted to a new term loan C in the amount of $203.1 million

•	the Company’s senior credit facility lenders agreed to a reduction in the pricing for term loan borrowings to LIBOR plus 275 basis points, a reduction of 50 basis points

•	a further reduction or increase of up to 50 basis points in the pricing for term loan borrowings from LIBOR plus 275 basis points in the event that the credit ratings for the Company’s borrowings are increased or decreased, respectively, and

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the ability of the Company to repurchase at its option up to $35.0 million of its outstanding 9% Subordinated Bonds so long as the Company was in compliance with the terms and covenants of its senior credit facility agreement.
      The Company’s senior credit facilities at June 30, 2005 consisted of the following:

•	$80.0 million Senior Secured Revolving Credit Facility

•	$202.3 million Senior Secured Term Loan C
      The interest rates for any senior revolving credit facility borrowings are determined by reference to a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement. The interest rate on the Term Loan C amount outstanding is equal to the euro dollar rate plus 2.75% or the agent bank’s base rate plus 2.25%. The interest rate at June 30, 2005, was 6.24% for the Term Loan C. The Company also pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at June 30, 2005. No funds have been borrowed under the revolving credit facility as of June 30, 2005, but the Company had $5.1 million of standby letters of credit outstanding against the revolving credit facility commitment.
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
      The Company originally issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012. Subsequent to the amendment of its senior credit facility on April 6, 2005, the Company acquired and retired $34.3 million of par value 9% bonds at a purchase price of $35.0 million, including purchase price premium of $0.7 million. As a result of such early redemption of the 9% bonds, the Company recorded $1.4 million of bond premium and accelerated deferred bond financing costs as other expenses in the accompanying statement of operations for the three months ended June 30, 2005.
      The senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage and leverage ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow” as defined in the agreement. During the six months ended June 30, 2005, the Company paid $15.8 million of its then outstanding Term B loan under the excess cash flow provision.
      Effective March 23, 2004, the Company completed a tender offer for its then outstanding 12% Senior Subordinated Notes in the amount of $100.0 million, plus a call premium of $8.2 million and entered into its current senior credit facilities with a group of banks. As a result of entering into the new senior credit facilities and the redemption of its 12% Subordinated Notes, the Company recognized in the six months ended June 30, 2004, refinancing costs of approximately $14.7 million ($9.0 million, net of related income tax benefit of $5.7 million) principally relating to the write-off of capitalized financing costs on its previously outstanding long-term debt and the incurrence of the call premium to redeem the 12% Senior Subordinated Notes. In addition, as a result of repayment of underlying borrowings in 2004, the Company recorded as additional interest expense approximately $1.7 million in the six months ended June 30, 2004, related to an interest rate swap agreement to reflect its value on a mark-to-market basis. The interest rate swap agreement was subsequently terminated.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate maturities of long-term debt as of June 30, 2005 are as follows (in thousands):

2005	$2,307
2006	2,500
2007	2,500
2008	2,500
Thereafter	338,168

$347,975

Note 7.	Professional Liability Insurance
      The Company’s professional liability loss reserves consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Estimated losses under self-insured programs	$151,379	$138,617
Estimated losses under commercial insurance programs	98,546	104,111

	249,925	242,728
Less — estimated payable within one year
Self-insured programs	3,926	3,907
Commercial insurance programs	57,286	51,307

	61,212	55,214

	$188,713	$187,514

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
      The Company’s most recent actuarial valuation was completed in April 2005. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $7.6 million in the six months ended June 30, 2005, related to its reserves for losses in prior years. The Company had previously realized a $1.6 million reduction in its professional liability loss liability in the six months ended June 30, 2004, resulting from an actuarial study completed in April 2004.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net earnings (loss) attributable to common stockholders, as reported	$12,144	$(55,917)	$30,066	$(59,555)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders, net of related tax effects	124	7	160	16
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(151)	(41)	(214)	(80)

Pro forma net earnings (loss) attributable to common stockholders	$12,117	$(55,951)	$30,012	$(59,619)

Note 11.	Contingencies
Litigation
      We are currently a party to various legal proceedings, including as noted below. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 19, 2005, a jury verdict in connection with a professional liability lawsuit was rendered against certain defendants that included our parent corporation and one of its affiliates. The jury verdict was in the amount of $15.0 million of which $2.0 million is covered under an insurance policy in effect at the date of the incident. The jury award is subject to the issuance of a final judgment by the court. We do not believe the facts, circumstances or the law presented in this case support the jury’s award. We will file motions for a new trial and remitteur with the trial court. If these motions are not granted, we intend to pursue a request for relief through the appellate process.
      When the trial court renders its final judgment with respect to the jury award and if such judgment results in an amount payable to the plaintiff by us in excess of our insurance coverage limits, such excess will be recorded in our statement of operations in the period when such final judgment is rendered. In such event, there will be a requirement that we post an appeal bond with the court while an appeal of the court’s decision runs its course. At this time, a loss amount relating to this matter, if any, is not estimatable.
Office of Inspector General Information Request
      On March 30, 2004, the Company received a subpoena from the Department of HHS Office of Inspector General (“OIG”), located in Concord, California, requesting certain information for the period 1999 to present relating to its billing practices. To date, the Company has produced and delivered to the OIG certain requested information. The Company has learned that the basis for the issuance of the subpoena is a complaint filed in the United States District Court for the Northern District of California (“Court”) by an individual on behalf of the government. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government’s investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company’s receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the portions of the complaint not under seal allege that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual’s bringing of these allegations to the attention of the Company. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.
      The Company is fully cooperating with the OIG in its request described herein and have been producing and delivering to the OIG the requested documents. However, due to lack of more specific information available to it at this time, it is unable to ascertain the full scope of the government’s inquiry or the qui tam relator’s complaint. Since cooperating with the OIG with respect to the original relator complaint, the Company has complied with numerous OIG’s requests for additional information relative to the Company’s billing polices and practices for all payers and has made members of its management available to them for purposes of their further understanding of such billing polices and practices. Management cannot predict the outcome of this investigation or suit or their respective durations. If this investigation results in current or prior billing practices being identified as violative of applicable laws or regulations, results in penalties being imposed upon the Company, or results in an adverse determination in the qui tam relator’s complaint against it, the impact could have a material adverse effect on the Company’s business and financial condition.
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

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Acquisition Payments
      As of June 30, 2005, the Company may have to pay up to $3.0 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2005. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the six months ended June 30, 2005, the Company made required payments of $5.8 million under contingent payment provisions of agreements related to previous acquisitions.

Note 12.	Comprehensive Earnings
      The components of comprehensive earnings (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net earnings (loss) attributable to common shareholders	$12,144	$(55,917)	$30,066	$(59,555)
Net change in fair market value of investments	230	—	100	—
Net change in fair value of interest rate swaps	(115)	(116)	243	1,034

Comprehensive earnings (loss)	$12,259	$(56,033)	$30,409	$(58,521)

Note 13.	Segment Reporting
      The Company provides its services through five operating segments which are aggregated into two reportable segments, Healthcare Services and Management Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Management Services segment, which consists of medical group management services and external billing and collection services, provides a range of management and billing services on a fee basis. These services include strategic management, management information systems, third-party payer contracting, financial and accounting support, benefits administration and risk management, scheduling support, operations management and quality improvement services.
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

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Revenue less provision for uncollectibles:
Healthcare Services	$252,137	$251,535	$497,234	$508,846
Management Services	5,580	4,459	11,074	8,558

	$257,717	$255,994	$508,308	$517,404

Operating earnings:
Healthcare Services	$34,138	$(36,287)	$78,267	$(5,797)
Management Services	820	682	1,875	1,149
General Corporate	(8,983)	(7,114)	(17,522)	(15,982)

	$25,975	$(42,719)	$62,620	$(20,630)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We are a national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States as well as to military treatment facilities. In addition to providing physician staffing, we also provide a broad array of non-physician health care services, including specialty technical staffing, para-professionals and nurse staffing on a permanent basis to the military.
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
      Our revenues derived from military healthcare staffing totaled approximately $74.7 million in the first six months of 2005 compared to approximately $123.9 million in the same period in 2004. Revenues for the full year 2004 totaled approximately $207.5 million, reflecting our staffing revenues as both a subcontractor and a direct contractor during the year.
      Our net revenues and cash flow in the six months ended June 30, 2005, have been affected as a result of the re-contracting process. We won through competitive bidding a number of new contracts. The staffing of new contracts requires locating, recruiting and hiring new healthcare staff, some of whom are in positions which are in significant demand in today’s workforce, such as nurses. Our realization of net revenue in the initial months of certain of the new contracts has been adversely affected by unfilled staffing positions either due to worker shortages or due to certain positions being prone to higher rates of turnover, leaving periods of vacancies in such positions. Additionally, the billing process for our military staffing services has changed following completion of the re-contracting period. Our services are now billed directly to the respective military treatment facilities or as a subcontractor to a third-party direct contract holder who requires payment from the military prior to reimbursing us. The change in military billing practices and payment flow has caused a slow-down in the payment cycle for our military staffing services. The average days outstanding for our military staffing accounts receivable totaled 79.1 days at June 30, 2005. Prior to the start of military staffing rendered under the new contracting process, our average days outstanding for military staffing accounts receivable was 56.1 days.
      Approximately $64.8 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2004 was awarded to us on a one-year contract basis and is subject to re-bid and award on or about October 1, 2005. Approximately $79.1 million of estimated annual revenue won during the bidding process in 2004 was awarded to us on a two — five option year contract basis which gives the government the option to exercise available option years. We anticipate an estimated $100.0 million of annual revenue derived from contracts presently held by other staffing providers will also be up for re-bid and award on or about October 1, 2005. However, we expect to be ineligible to bid on a substantial portion of the business held by other staffing providers due to the government’s practice of reserving a substantial portion of its contracts for award to small businesses. Our ability to participate in such small business bid awards will be limited to the extent we can serve as a sub-contractor to small businesses that win such bids. We are unable at this time to estimate the outcome of such expected bidding process or its impact on the results of our operations subsequent to such award dates.
      The Company has remaining goodwill related to its military staffing business of $54.7 million. The outcome of the military’s re-bidding of its staffing contracts through October 1, 2005, could impact the Company’s valuation of the remaining goodwill once such bid awards are known.
Radiology Related Services
      The Company has historically provided several types of radiology related services, including the operation of diagnostic imaging centers, teleradiology physician services and providing radiologist staffing services to hospital radiology departments. These collective operations have not achieved earnings targets resulting in management’s assessment of the various components of these services for purposes of improving operating results derived from radiology related services. As a result of such assessment, a decision was reached on July 1, 2005, to cease operations at the Company’s two remaining leased imaging centers and to end the provision of physician staffing and related billing services for five hospital staffing contracts that have failed to meet targeted levels of profitability. The Company intends to cease operations at the two imaging center locations by August 31, 2005, and to give contract termination notices to identified hospitals during the third quarter of 2005 and, following discussions with such affected hospitals, to cease the provision of services as soon as practical thereafter
      Net revenues less provision for uncollectibles related to radiology operations planned for closure or termination are approximately $8.8 million in the six months ended June 30, 2005. The operating losses related to such operations are not directly identifiable as the result of back office billing and support costs not being totally allocated to such operations on an historical basis.
      During the three months ended June 30, 2005, the Company recorded an impairment loss related to imaging center equipment and other property in the estimated amount of $1.6 million. The Company is currently evaluating the potential for additional costs relating to the remaining estimated future lease payments and other property used in the provision of such radiology related services. Any impairment loss related to future lease payments and other property related items will be recorded in the period that operations cease (currently anticipated to be in the three months ended September 30, 2005). As of June 30, 2005, future lease payments, not reduced for potential sub-lease proceeds, are approximately $1.0 million.
      The termination of imaging center operations and hospital contracts will result in the payment of severance and other related employee costs once such operations and services cease at various dates beginning in the third quarter of 2005. The Company has not yet determined the amount of such severance costs, however, on a preliminary basis, such costs are estimated to be approximately $1.0 million. The determination of the amount of such actual costs is subject to the results of negotiations with affected hospitals and the results of any potential sale of the imaging centers. The amount of such costs will be recorded in periods subsequent to June 30, 2005.
2006 Proposed Medicare Fee Schedule Change
      The Centers for Medicare and Medicaid Services (“CMS”) announced on August 1, 2005, a proposed rule payment update for the Medicare physician fee schedule. The proposed rule indicates that payment rates per service for physician services would be reduced by 4.3% in 2006, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such formulary result to eliminate the 4.3% rate decrease. However, management can not predict the outcome of such bills in mitigating the current planned rate decrease. In the event that the 4.3% rate reduction becomes effective in 2006, the Company estimates that it will negatively affect its revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule rates by an estimated $6.4 million. Additional changes in managed care revenues are possible if fee schedules maintained by certain of such organizations are revised based on the Medicare fee schedule changes.

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
      A significant portion (77% and 74% of our net revenue in the six months ended June 30, 2005 and in fiscal 2004, respectively) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.
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
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from its over six million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of credit balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients. Such estimates are substantially formulaic in nature. The estimates are continuously updated and adjusted if subsequent actual collection experience indicates a change in estimate is necessary. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.
      Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at June 30, 2005, was 60.9 days and at December 31, 2004, was 63.3 days. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days revenue outstanding of approximately 2.4 days includes a decrease of 5.1 days resulting from an increase in average revenue per day between periods and a decrease of 1.5 days related to an increase in collections on contract accounts receivable related primarily to military staffing contracts offset by an increase of 4.0 days associated with an increased valuation of fee-for-service accounts receivable. Our allowance for doubtful accounts totaled $138.1 million as of June 30, 2005. Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2005, was approximately 97% of self-pay accounts outstanding as fee-for-service patient visits at June 30, 2005. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
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
      Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. In March 2003 we had an actuarial projection made of our potential exposure for losses under the provisions of our commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that we would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Based on the results of an annual actuarial study completed in April 2005, the estimated loss discounted at 4% for claim losses and expenses in excess of the $130.0 million aggregated limit was $50.5 million as of June 30, 2005.
      The payment of any losses realized by us under the aggregate loss provision discussed above will only be after our previous commercial insurance carrier has paid such losses and expenses up to $130.0 million for the applicable prior periods. The pattern of payment for professional liability losses for any incurrence year typically is as long as six years. Accordingly, our portion of our loss exposure under the aggregate policy feature, if realized, is not expected to result in an outflow of cash until 2006 based on the most recent actuarial projection.
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
      Our critical accounting policies have been disclosed in the 2004 Annual Report on Form 10-K. There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2005.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional services expenses	72.3	74.7	72.1	74.6
Professional liability costs	5.1	5.3	3.6	5.8
Gross profit	22.6	20.0	24.3	19.6
General and administrative expenses	10.0	9.4	10.0	9.4
Management fee and other expenses	0.7	0.2	0.4	0.1
Depreciation and amortization	1.2	1.4	1.2	1.3
Interest expense, net	2.6	2.7	2.7	2.8
Refinancing costs	—	—	—	2.8
Estimated impairment loss	0.6	25.7	0.3	12.7
Earnings (loss) before income taxes	7.5	(19.4)	9.6	(9.6)
Provision from income taxes	2.8	2.4	3.7	1.2
Net earnings (loss)	4.7	(21.8)	5.9	(10.8)
Dividends on preferred stock	—	—	—	0.7
Net earnings (loss) attributable to common stockholders	4.7	(21.8)	5.9	(11.5)

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
      Net Revenues. Net revenue in the three months ended June 30, 2005 increased $12.9 million or 3.3%, to $401.6 million from $388.7 million in the three months ended June 30, 2004. The increase in net revenues of $12.9 million included an increase of $25.5 million in fee-for-service revenue and $0.6 million in other revenue. Such increases were partially offset by a decrease in contract revenue of $13.3 million. In the three months ended June 30, 2005, fee-for-service revenue was 76.1% of net revenue compared to 72.1% in 2004, contract revenue was 21.8% of net revenue compared to 25.9% in 2004 and other revenue was 2.1% in 2005 compared to 2.0% in 2004. The change in the mix of net revenues is primarily due to a reduction in military staffing contract revenues between periods.
      Provision for Uncollectibles. The provision for uncollectibles was $143.9 million in the three months ended June 30, 2005 compared to $132.7 million in the corresponding period in 2004, an increase of $11.2 million or 8.4%. The provision for uncollectibles as a percentage of net revenue was 35.8% in 2005 compared with 34.1% in 2004. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. Excluding the effect of the reduction in military staffing contract net revenues between periods, the provision for uncollectibles as a percentage of net revenues was 39.7% in 2005 and 40.6% in 2004.
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2005 increased $1.7 million, or 0.7%, to $257.7 million from $256.0 million in the three months ended June 30, 2004. The $1.7 million increase includes a net reduction of $23.3 million in military staffing business as a result of the military’s re-contracting process completed in 2004. Excluding the impact of the re-contracting process, net revenue less provision for uncollectibles increased $25.1 million. Same contract revenues, which consists of contracts under management in both periods, increased $26.1 million, or 14.5%, to $205.7 million in 2005 compared to $179.7 million in 2004. The increase in same contract revenue of 14.5% consists of an increase in estimated net revenue per billing unit as well as an increase in overall patient dollar volume between periods. Same contract revenue increased approximately 8.8% between periods due to higher estimated net revenue per billing unit. Approximately 1.9% of the increase in estimated net revenue per billing unit is due to an increase in estimated amounts to be collected for periods prior to 2005, including new start-up contracts in 2004, and favorable resolution of third-party insurer payment disputes. The remainder of the increase in estimated net revenue per billing unit between periods is principally due to rate and level of acuity increases.
      Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $186.3 million in the three months ended June 30, 2005 compared to $191.2 million in the three months ended June 30, 2004, a decrease of $4.9 million or 2.6%. The decrease of $4.9 million is primarily due to the reduction in military staffing business offset by increases in other staffing areas due to higher patient volumes as well as an increase in average rates paid per hour of provider service on a same contract basis.
      Professional Liability Costs. Professional liability costs were $13.1 million in the three months ended June 30, 2005 compared with $13.6 million in the three months ended June 30, 2004 for a decrease of $0.5 million or 3.4%. The $0.5 million decrease is primarily due to the lowering of coverage limits for certain contracts and lower costs relating to military staffing contracts.
      Gross Profit. Gross profit was $58.3 million in the second quarter 2005 compared to $51.1 million in the same period in 2004 for an increase of $7.1 million between periods. The $7.1 million increase is attributable to higher patient volumes and average estimated collection rates per patient encounter increasing faster than professional expenses and billing and collection related costs. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.6% in 2005 compared with 20.0% in 2004.
      General and Administrative Expenses. General and administrative expenses increased $1.8 million to $25.9 million in the three months ended June 30, 2005 from $24.1 million in the three months ended June 30, 2004. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.0% in 2005 compared to 9.4% in 2004. The $1.8 million increase in general and administrative expenses in 2005 includes a $0.9 million increase in management incentive plan costs as well as increases related to inflationary growth in salaries partially offset by a decrease in professional consulting expenses between periods of $0.6 million.
      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $1.8 million in the three months ended June 30, 2005 and $0.5 million in the corresponding period in 2004 for an increase of $1.3 million. The $1.3 million increase is primarily related to costs associated with the purchase and retirement of 9% subordinated debentures in 2005.
      Estimated Impairment Loss. Estimated impairment loss totaled $1.6 million in 2005 and $65.8 million in 2004. The $1.6 million impairment loss in 2005 is with respect to equipment and other property costs associated with the planned disposition of two radiology imaging centers. The impairment loss in 2004, which was not deductible for tax purposes, resulted from contracting changes in the military’s TRICARE program with a resulting negative impact on such business.
      Depreciation and Amortization. Depreciation and amortization was $3.1 million in the three months ended June 30, 2005 compared to $3.5 million in the three months ended June 30, 2004. Depreciation and amortization expense decreased due to such related assets becoming fully depreciated or fully amortized, respectively, between periods.
      Net Interest Expense. Net interest expense decreased $0.3 million to $6.7 million in 2005, compared to $7.0 million in 2004. The decrease in net interest expense is primarily due to a decreased level of net outstanding debt between periods partially offset by higher interest rates.

      Earnings (loss) before Income Taxes. Earnings before income taxes in the three months ended June 30, 2005 were $19.3 million compared to a loss of $49.7 million in the corresponding period in 2004.
      Provision for Income Taxes. The provisions for income taxes were $7.1 million in 2005 compared to $6.2 million in 2004.
      Net Earnings (Loss). Net earnings were $12.1 million in the three months ended June 30, 2005 compared to a net loss of $55.9 million in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
      Net Revenues. Net revenue in the six months ended June 30, 2005 increased $13.6 million or 1.7%, to $799.7 million from $786.0 million in the six months ended June 30, 2004. The increase in net revenues of $13.6 million included an increase of $50.0 million in fee-for-service revenue and $0.9 million in other revenue. Such increases were partially offset by a decrease in contract revenue of $37.3 million. In the six months ended June 30, 2005, fee-for-service revenue was 76.9% of net revenue compared to 71.9% in 2004, contract revenue was 21.1% of net revenue compared to 26.2% in 2004 and other revenue was 2.0% in 2005 compared to 1.9% in 2004. The change in the mix of net revenues is primarily due to a reduction in military staffing contract revenues between periods.
      Provision for Uncollectibles. The provision for uncollectibles was $291.4 million in the six months ended June 30, 2005 compared to $268.6 million in the corresponding period in 2004, an increase of $22.8 million or 8.5%. The provision for uncollectibles as a percentage of net revenue was 36.4% in 2005 compared with 34.2% in 2004. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. Excluding the effect of the reduction in military staffing contract net revenues between periods, the provision for uncollectibles as a percentage of net revenues was 40.2% in 2005 and 40.6% in 2004.
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2005 decreased $9.1 million, or 1.8%, to $508.3 million from $517.4 million in the six months ended June 30, 2004. The $9.1 million decrease is primarily related to a net reduction of $49.2 million in military staffing business as a result of the military’s re-contracting process completed in 2004. Excluding the impact of the re-contracting process, net revenue less provision for uncollectibles increased $40.1 million. Same contract revenues, which consists of contracts under management in both periods, increased $46.4 million, or 13.2%, to $397.4 million in 2005 compared to $351.1 million in 2004. The increase in same contract revenue of 13.2% consists of an increase in estimated net revenue per billing unit as well as an increase in overall patient dollar volume between periods. Same contract revenue increased approximately 8.2% between periods due to higher estimated net revenue per billing unit. Approximately 2.5% of the increase in estimated net revenue per billing unit is due to an increase in estimated amounts to be collected for periods prior to 2005, including new start-up contracts in 2004, and favorable resolution of third-party insurer payment disputes. The remainder of the increase between periods is principally due to rate and level of acuity increases.
      Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $366.6 million in the six months ended June 30, 2005 compared to $385.9 million in the six months ended June 30, 2004, a decrease of $19.3 million or 5.0%. The decrease of $19.3 million is primarily due to the reduction in military staffing business offset by increases in other staffing areas due to higher volumes as well as an increase in average rates paid per hour of provider service on a same contract basis.
      Professional Liability Costs. Professional liability costs were $18.4 million in the six months ended June 30, 2005 compared with $29.9 million in the six months ended June 30, 2004 for a decrease of $11.5 million or 38.5%. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April of each year of $7.6 million in 2005 and $1.6 million in 2004. Also contributing to the decrease is a lowering of coverage limits for certain contracts and lower costs relating to the military staffing business.

      Gross Profit. Gross profit was $123.3 million in the six months ended June 30, 2005 compared to $101.6 million in the same period in 2004 for an increase of $21.7 million between periods. Included in the $21.7 million increase is a $7.6 million reduction in professional liability costs as the result of a 2005 actuarial study. The remaining increase in gross profit is attributable to higher patient volumes and average estimated collection rates per patient encounter increasing faster than professional expenses and billing and collection related costs. Gross profit as a percentage of revenue less provision for uncollectibles increased to 24.3% in 2005 compared with 19.6% in 2004. Excluding the effect of the actuarial adjustment of $7.6 million, the gross profit percentage was 22.8% in the six months ended June 30, 2005.
      General and Administrative Expenses. General and administrative expenses increased $1.9 million to $50.8 million in the six months ended June 30, 2005 from $48.8 million in the six months ended June 30, 2004. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.0% in 2005 compared to 9.4% in 2004. Included in the $1.9 million increase in general and administrative expenses in 2005 is a $2.0 million increase in management incentive plan costs as well as increases related to inflationary growth in salaries offset by $1.2 million of expense related to a bonus to stock option holders in 2004 in connection with the refinancing of the Company’s debt structure and a decrease in professional consulting expenses between periods of $1.3 million.
      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $2.2 million in the six months ended June 30, 2005 and $0.6 million in the corresponding period in 2004 for an increase of $1.6 million. The $1.6 million increase is primarily related to costs associated with the purchase and retirement of 9% subordinated debentures in 2005.
      Estimated Impairment Loss. Estimated impairment loss totaled $1.6 million in 2005 and $65.8 million in 2004. The $1.6 million impairment loss in 2005 is with respect to equipment and other property costs associated with the planned disposition of two radiology imaging centers. The impairment loss in 2004, which was not deductible for tax purposes, resulted from contracting changes in the military’s TRICARE program with a resulting negative impact on such business.
      Depreciation and Amortization. Depreciation and amortization was $6.2 million in the six months ended June 30, 2005 compared to $6.9 million in the six months ended June 30, 2004. Depreciation and amortization expense decreased due to such related assets becoming fully depreciated or fully amortized, respectively, between periods.
      Net Interest Expense. Net interest expense decreased $0.4 million to $13.9 million in 2005, compared to $14.3 million in 2004. The decrease in net interest expense includes approximately a $2.0 million decrease related to a realized hedge instrument loss as part of a debt refinancing in 2004 partially offset by increases due to higher interest rates as well as an increased level of net outstanding debt between periods.
      Refinancing Costs. The Company expensed $14.7 million in the six months ended June 30, 2004 of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.
      Earnings (loss) before Income Taxes. Earnings before income taxes for the six months ended June 30, 2005 were $48.7 million compared to a loss of $49.7 million for the corresponding period in 2004.
      Provision for Income Taxes. The provisions for income taxes were $18.6 million in 2005 compared to $6.3 million in 2004.
      Net Earnings (Loss). Net earnings were $30.1 million for the six months ended June 30, 2005 compared to a net loss of $56.0 million for the six months ended June 30, 2004.
      Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the six months ended June 30, 2004.

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
      During the six months ended June 30, 2005, we reduced our outstanding long-term debt by $80.1 million. The repayment of such debt was made through the use of available cash in the form of liquidated marketable securities as well as operating cash flow. The debt repaid consisted of a $15.8 million prepayment required under the terms of the underlying senior credit facility agreement due to “excess cash flow,” as defined therein, a voluntary prepayment of our term debt of $30.0 million and the repurchase and redemption of $34.3 million of our 9% senior subordinated notes. As a result of the foregoing repayments, we had total debt outstanding of $348.0 million as of June 30, 2005, compared to $428.1 million as of December 31, 2004.
      Cash provided by operating activities in the six months ended June 30, 2005 was $28.0 million compared to $26.2 million in the corresponding period in 2004. The $1.8 million increase in cash provided by operating activities was principally due to improved profitability between periods as well as cash used in 2004 for the payout of a deferred compensation plan which was part of a refinancing, partially offset by an increase in accounts receivable and tax payments between years. Cash provided by investing activities in the six months ended June 30, 2005, was $49.9 million compared to a use of cash of $2.3 million in 2004. The $52.2 million increase in cash provided by investing activities was principally due to an increase resulting from the redemption of short-term investments offset by the redemption of assets held in a deferred compensation plan which were liquidated as part of a refinancing in 2004, as well as increased levels of capital expenditures in 2005 and earnout payments related to previous acquisitions in 2005. Cash used in financing activities in the six months ended June 30, 2005 and 2004 was $80.6 million and $70.0 million, respectively. The $10.6 million increase in cash used in financing activities was due to a voluntary partial prepayment of our term debt as well as the early redemption of a portion of our 9% senior subordinated notes in 2005 offset by a debt restructuring, preferred stock redemption and common stock dividend paid in 2004.
      We spent $4.6 million in the first six months of 2005 and $2.6 million in the first six months of 2004 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.
      We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $5.8 million during the six months ended June 30, 2005 and $2.3 million in the corresponding period in 2004. Future contingent payment obligations are approximately $3.0 million as of June 30, 2005.
      Our senior credit facility at June 30, 2005 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $202.3 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement. During the six months ended June 30, 2005, we made prepayments totaling $15.8 million on our bank term debt under the excess cash flow provision calculation for 2004.
      We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2005, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $28.6 million. Based on the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company or third-party insurance providers for the period July 1, 2005 to December 31, 2005 is estimated at $16.6 million.
      We had as of June 30, 2005, total cash and cash equivalents of approximately $15.2 million and a revolving credit facility borrowing availability of $74.9 million. Our ongoing cash needs in the six months ended June 30, 2005, were met from internally generated operating sources. Borrowings under our revolving credit facility were limited in the period to $6.7 million for a total of six days as the result of needing cash to meet bank funding obligations.
      On July 19, 2005, a jury verdict in connection with a professional liability lawsuit was rendered against certain defendants that included our parent corporation and one of its affiliates. The jury verdict was $13.0 million in excess of third-party insurance coverage in effect at the date of the incident. The jury award is subject to the issuance of a final judgment by the court. When the trial court renders its final judgment with respect to the jury award, the amount in excess of applicable insurance coverage, if any, plus interest for two years related to such amount, will be required to be posted as an appeal bond with the court while an appeal of the court’s decision runs its course. Management at this time is unable to estimate the cash flow effect, if any, related to this matter.
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
Recently Issued Accounting Standards
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of

APB Opinion No. 20 and FASB Statement No. 3. This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. In the event of a change in accounting principle, SFAS No. 154 will require a restatement of previously issued financial statements to reflect the effect of the change in accounting principle on prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $463,000 and $59,000 for the six months ended June 30, 2005 and 2004, respectively.

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
      At June 30, 2005, the fair value of the Company’s total debt, which has a carrying value of $348.0 million, was approximately $354.7 million. The Company had $202.3 million of variable debt outstanding at June 30, 2005. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more during the twelve months prior to June 30, 2005, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2004.

Item 4.	Controls and Procedures
      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation the Company’s Chief Executive Officer and the Company’s Executive Vice President of Finance and Administration concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.
      (b) There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings
      We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.
      See note 11 to the consolidated financial statements for a description of legal actions to which we are party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

3.152	Articles of Organization of Hospital Medicine Associates, LLC dated June 28, 2005.
31.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Team Health, Inc.

/s/ H. Lynn Massingale, M.D.

H. Lynn Massingale
Chief Executive Officer
August 10, 2005

/s/ Robert J. Abramowski

Robert J. Abramowski
Executive Vice President Finance and Administration
August 10, 2005

/s/ David P. Jones

David P. Jones
Chief Financial Officer
August 10, 2005