Form 10-Q
period 2005-09-30
TEAM HEALTH INC
filed 2005-10-31
CIK 1086795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
      Common Stock par value $0.01 per share — 9,783,235 shares as of October 28, 2005.

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

TEAM HEALTH, INC.
QUARTERLY REPORT FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2005

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	((In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,660	$17,931
Short term investments	—	64,651
Accounts receivable, less allowance for uncollectibles of $131,362 and $126,351 in 2005 and 2004, respectively	173,454	160,852
Prepaid expenses and other current assets	6,046	4,860
Receivables under insured programs	58,530	51,307

Total current assets	264,690	299,601
Investments of insurance subsidiary	36,538	24,449
Receivables under insurance programs	30,417	52,804
Deferred income taxes	107,241	96,708
Property and equipment, net	15,622	17,625
Other intangibles, net	8,397	11,624
Goodwill	100,992	95,197
Other	13,554	12,383

	$577,451	$610,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,677	$12,004
Accrued compensation and physician payable	78,225	75,160
Other accrued liabilities	85,142	72,988
Income taxes payable	16,604	4,670
Current maturities of long-term debt	2,500	15,000
Deferred income taxes	22,764	20,407

Total current liabilities	217,912	200,229
Long-term debt, less current maturities	345,043	413,125
Other non-current liabilities	178,400	195,917
Common stock, $0.01 par value 12,000 shares authorized, 9,843 shares issued at September 30, 2005 and 9,729 shares issued at December 31, 2004	98	97
Additional paid in capital	1,824	919
Retained earnings (deficit)	(164,960)	(198,891)
Less treasury shares at cost	(991)	(787)
Accumulated other comprehensive earnings (loss)	125	(218)

	$577,451	$610,391

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net revenue	$410,423	$392,745
Provision for uncollectibles	153,002	141,700

Net revenue less provision for uncollectibles	257,421	251,045
Cost of services rendered
Professional service expenses	193,726	186,328
Professional liability costs	13,091	14,921

Gross profit	50,604	49,796
General and administrative expenses	25,966	25,889
Management fee and other expenses (income)	(204)	161
Depreciation and amortization	2,659	3,378
Interest expense, net	6,612	7,349
Estimated impairment loss	—	7,358
Transaction costs	1,247	—

Earnings before income taxes	14,324	5,661
Provision for income taxes	5,974	2,555

Net earnings attributable to common stockholders	$8,350	$3,106

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Net revenue	$1,210,094	$1,178,778
Provision for uncollectibles	444,365	410,329

Net revenue less provision for uncollectibles	765,729	768,449
Cost of services rendered
Professional service expenses	560,370	572,275
Professional liability costs	31,483	44,813

Gross profit	173,876	151,361
General and administrative expenses	76,732	74,708
Management fee and other expenses	1,957	774
Depreciation and amortization	8,825	10,322
Interest expense, net	20,525	21,675
Refinancing costs	—	14,731
Estimated impairment loss	1,560	73,177
Transaction costs	1,247	—

Earnings (loss) before income taxes	63,030	(44,026)
Provision for income taxes	24,615	8,821

Net earnings (loss)	38,415	(52,847)
Dividends on preferred stock	—	3,602

Net earnings (loss) attributable to common stockholders	$38,415	$(56,449)

See accompanying notes to financial statements.

TEAM HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Operating Activities
Net earnings (loss)	$38,415	$(52,847)
Adjustments to reconcile net earnings (loss):
Depreciation and amortization	8,825	10,322
Amortization of deferred financing costs	523	801
Write-off of deferred financing costs	734	6,225
Estimated impairment loss	1,560	73,177
Provision for uncollectibles	444,365	410,329
Deferred income taxes	(2,037)	5,720
Loss on sale of investment	201	—
Loss (gain) on sale of equipment	(11)	399
Equity in joint venture income	(1,331)	(994)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(456,963)	(396,778)
Prepaids and other assets	(745)	(20,050)
Income tax receivables	1,085	(11,551)
Receivables under insured programs	15,164	20,240
Accounts payable	1,087	(4,402)
Accrued compensation and physician payable	3,986	(8,638)
Other accrued liabilities	(4,904)	3,578
Professional liability reserves	16	14,331

Net cash provided by operating activities	49,970	49,862
Investing Activities
Purchases of property and equipment	(6,167)	(4,535)
Sale of property and equipment	177	—
Cash paid for acquisitions, net	(5,795)	(2,260)
Net change of short-term investments	64,676	—
Net purchases of investments by insurance subsidiary	(12,343)	(8,136)
Other investing activities	(291)	9,862

Net cash provided by (used in) investing activities	40,257	(5,069)
Financing Activities
Payments on notes payable	(80,582)	(300,665)
Proceeds from notes payable	—	430,000
Payment of deferred financing costs	(271)	(7,555)
Proceeds from sales of common stock	400	53
Purchase of treasury stock	(1,530)	(2,609)
Proceeds from sale of treasury stock	485	100
Dividends paid on common stock	—	(27,585)
Redemptions of preferred stock	—	(162,448)

Net cash used in financing activities	(81,498)	(70,709)

Net increase (decrease) in cash	8,729	(25,916)
Cash and cash equivalents, beginning of period	17,931	100,964

Cash and cash equivalents, end of period	$26,660	$75,048

Interest paid	$25,286	$18,678

Taxes paid	$25,958	$15,310

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
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $593,000 and $80,000 for the nine months ended September 30, 2005 and 2004, respectively. In connection with a pending merger of the Company (see Note 15, Subsequent Event  — Merger), as of the date of the merger all vested stock options will be exercised. The estimated tax benefit of the tax deduction related to such exercises is $19.1 million.

Note 3.	Net Revenue
      Net revenue for the three and nine months ended September 30, 2005 and 2004, respectively, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Fee for service revenue	$313,230	$295,399	$928,432	$860,561
Contract revenue	89,346	89,617	257,843	295,452
Other revenue	7,847	7,729	23,819	22,765

	$410,423	$392,745	$1,210,094	$1,178,778

Note 4.	Asset Impairment Losses
      The Company has historically provided several types of radiology related services, including the operation of diagnostic imaging centers, teleradiology physician services and providing radiologist staffing services to hospital radiology departments. These collective operations have not achieved earnings targets resulting in management’s assessment of the various components of these services for purposes of improving operating results derived from radiology related services. As a result of such assessment, a decision was reached on July 1, 2005, to offer for sale the Company’s two leased imaging centers and to end the provision of physician staffing and related billing services for five hospital staffing contracts that have failed to meet targeted levels of profitability. The Company gave contract termination notices to the identified hospitals during the third

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of 2005 and, following discussions with the affected hospitals, will cease to provide services ending on various dates through December 31, 2005.
      Effective September 16, 2005, the Company sold the equipment and related operations of its two imaging centers for cash of $0.9 million. The Company had previously recorded an estimated impairment loss in the three months ended June 30, 2005, of $1.6 million related to the assets of the imaging centers. As a result of the sale, the Company realized a gain on sale in the three months ended September 30, 2005 of $0.3 million.
      The sale of the imaging center operations and termination of services under certain hospital contracts has resulted in the payment of severance and other related employee costs to affected employees beginning in the third quarter of 2005. Such costs are estimated to total approximately $0.6 million of which $0.5 million has been recognized in the Company’s statement of operations in the three months ended September 30, 2005.
      Net revenues less provision for uncollectibles related to radiology operations sold or contracts planned for termination are approximately $12.8 million in the nine months ended September 30, 2005. The operating losses related to such operations are not directly identifiable as the result of back office billing and support costs not being totally allocated to such operations on an historical basis.
      During the nine months ended September 30, 2005, the Company derived approximately $114.6 million of revenue for services rendered to military personnel and their dependents as either a subcontractor under the TRICARE program administered by the Department of Defense or by direct contracting with military treatment facilities. The Company had historically provided its services principally through subcontract arrangements with managed care organizations that contracted directly with the TRICARE program. During the three months ended June 30, 2004, the Department of Defense announced that it would seek proposals to obtain its outsourced healthcare staffing positions in a manner different than previously used to acquire such positions. On June 1, 2004, the Department of Defense and its various military branches began awarding contracts for the civilian positions that it required going forward. The process of awarding healthcare staffing contracts by the government varied by branch of the military and by military base location within the various branches of the military. The award process included soliciting requests for proposals from organizations that provide civilian healthcare staffing, including the use of restrictive government or military approved vendor lists, some of which did not include the Company. In other instances, the military re-bid its business on a basis that was inclusive of existing providers, such as the Company, without the use of restricted vendor lists. Furthermore, the awarding of certain contacts was restricted to small businesses or minority qualified businesses. The Company is not eligible to bid for such contracts. The above noted facts and circumstances were concluded by management to be a “triggering event” under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.
      Management concluded that the Company’s previous revenues and operating margins were materially adversely affected as a result of the re-bidding process. The Company prior to the recognition of any impairment loss had $127.9 million of goodwill related to its military staffing business. The Company recorded an estimated impairment loss in the nine months ended September 30, 2004, of $73.2 million relating to its military business goodwill.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Other Intangible Assets
      The following is a summary of intangible assets and related amortization as of September 30, 2005 and December 31, 2004 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

As of September 30, 2005:
Contracts	$31,956	$23,752
Other	448	255

Total	$32,404	$24,007

As of December 31, 2004:
Contracts	$31,956	$20,560
Other	448	220

Total	$32,404	$20,780

Aggregate amortization expense:
For the nine months ended September 30, 2005	$3,227

Estimated amortization expense:
For the year ended December 31, 2005	$4,147
For the year ended December 31, 2006	2,582
For the year ended December 31, 2007	2,151
For the year ended December 31, 2008	1,798
For the year ended December 31, 2009	688

Note 6.	Income Taxes
      During the three months ended September 30, 2005, the Company revised its position with respect to the timing of the deductibility of certain premium payments made in 2004 to an insurance company to provide claims-made professional liability insurance coverage. The effect of the Company’s revised tax position is an increase in income taxes payable and deferred income tax asset of approximately $9.7 million and is reflected in the accompanying consolidated balance sheet as of September 30, 2005. The Company intends to remit such additional payment during the fourth quarter of 2005.
      During the three months ended September 30, 2005, the Company determined that it had overstated the deferred tax benefit available to it resulting from a tax election made in 1999 to step-up the tax basis of its assets following a recapitalization of the Company. Accordingly, the Company recorded an adjustment to the original accounting for the recapitalization transaction in 1999. The adjustment resulted in a reduction in deferred income taxes and a reduction of $4.5 million in equity accounts of the Company on the accompanying consolidated balance sheet as of September 30, 2005.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Long-Term Debt
      Long-term debt as of September 30, 2005, consisted of the following (in thousands):

Term Loan C	$201,875
9% Senior Subordinated Notes	145,668

347,543
Less current portion	2,500

$345,043

      Effective April 6, 2005, the Company and its lenders agreed to an amendment of the terms of its senior credit facility. As a result of such amendment, the following occurred or was agreed to:

•	the Company made a voluntary prepayment of its term debt in the amount of $30.0 million

•	the Company’s existing term loan B was converted to a new term loan C in the amount of $203.1 million

•	the Company’s senior credit facility lenders agreed to a reduction in the pricing for term loan borrowings to LIBOR plus 275 basis points, a reduction of 50 basis points

•	a further reduction or increase of up to 50 basis points in the pricing for term loan borrowings from LIBOR plus 275 basis points in the event that the credit ratings for the Company’s borrowings are increased or decreased, respectively, and

•	the ability of the Company to repurchase at its option up to $35.0 million of its outstanding 9% Subordinated Bonds so long as the Company was in compliance with the terms and covenants of its senior credit facility agreement.
      The Company’s senior credit facilities at September 30, 2005 consisted of the following:

•	$80.0 million Senior Secured Revolving Credit Facility

•	$201.9 million Senior Secured Term Loan C
      The interest rates for any senior revolving credit facility borrowings are determined by reference to a grid that is based on the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement. The interest rate on the Term Loan C amount outstanding is equal to the euro dollar rate plus 2.75% or the agent bank’s base rate plus 2.25%. The interest rate at September 30, 2005, was 6.77% for the Term Loan C. The Company also pays a commitment fee for the revolving credit facility which was equal to 0.5% of the commitment at September 30, 2005. No funds have been borrowed under the revolving credit facility as of September 30, 2005, but the Company had $5.7 million of standby letters of credit outstanding against the revolving credit facility commitment.
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
      The Company originally issued on March 23, 2004, 9% Senior Subordinated Notes in the amount of $180.0 million, due April 1, 2012. Subsequent to the amendment of its senior credit facility on April 6, 2005, the Company acquired and retired $34.3 million of par value 9% bonds at a purchase price of $35.0 million, including purchase price premium of $0.7 million. As a result of such early redemption of the 9% bonds, the

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded $1.4 million of bond premium and accelerated deferred bond financing costs as other expenses in the accompanying statement of operations for the nine months ended September 30, 2005.
      The senior credit facility agreement and the 9% bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain coverage and leverage ratios. In addition, the senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates “excess cash flow” as defined in the agreement. During the nine months ended September 30, 2005, the Company paid $15.8 million of its then outstanding Term B loan under the excess cash flow provision.
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
      Aggregate maturities of long-term debt as of September 30, 2005 are as follows (in thousands):

2005	$2,500
2006	2,500
2007	2,500
2008	2,500
Thereafter	337,543

$347,543

Note 8.	Professional Liability Insurance
      The Company’s professional liability loss reserves consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Estimated losses under self-insured programs	$153,798	$138,617
Estimated losses under commercial insurance programs	88,947	104,111

	242,745	242,728
Less — estimated payable within one year
Self-insured programs	13,791	3,907
Commercial insurance programs	58,530	51,307

	72,321	55,214

	$170,424	$187,514

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s most recent actuarial valuation was completed in April 2005. As a result of such actuarial valuation, the Company realized a reduction in its provision for professional liability losses of $7.6 million in the nine months ended September 30, 2005, related to its reserves for losses in prior years. The Company had previously realized a $1.6 million reduction in its professional liability loss liability in the nine months ended September 30, 2004, resulting from an actuarial study completed in April 2004.

Note 9.	Redemption of 10% Cumulative Preferred Stock
      During 2004, the Board of Directors of the Company authorized the redemption of the Company’s 10% Cumulative Preferred Stock. On March 23, 2004, the Company redeemed its 10% Cumulative Preferred Stock in the amount of approximately $162.4 million, including accrued dividends.

Note 10.	Common Stock Dividend and Related Compensatory Bonus Payment
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

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stock Options
      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all new awards granted to employees after January 1, 2003. Prior to January 1, 2003 the Company applied the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options awarded. Therefore, the expense related to stock-based employee compensation included in the determination of net earnings (loss) for the three and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards. The following table illustrates the effect on net earnings (loss) if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss) attributable to common stockholders, as reported	$8,350	$3,106	$38,415	$(56,449)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders, net of related tax effects	121	10	279	26
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(149)	(43)	(381)	(124)

Pro forma net earnings (loss) attributable to common stockholders	$8,322	$3,073	$38,313	$(56,547)

Note 12.	Contingencies
Litigation
      We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which a ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.
      On July 19, 2005, a jury verdict in connection with a professional liability lawsuit was rendered against certain defendants that included our parent corporation and one of its affiliates. Since the jury award was in excess of the Company’s insurance limits under its insurance policy in effect at the date of the incident. As the jury award was subject to the issuance of a final judgment by the court, no loss was recorded by the Company at that time because such loss could not be estimated until the court’s judgment was rendered. On October 4, 2005, the Company and its insurance company reached a settlement with the plaintiff prior to the court’s final ruling that included a commitment by the Company to pay $4.0 million in excess of its insurance limits. The payment of the $4.0 million was subsequently made by the Company in October, 2005. The $4.0 million settlement amount was charged against existing reserves for professional liability reserves as of September 30, 2005. The Company has retained its rights to sue for relief against its insurer for failure to settle the case within policy limits.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Office of Inspector General Information Request
      On March 30, 2004, the Company received a subpoena from the Department of HHS Office of Inspector General (“OIG”), located in Concord, California, requesting certain information for the period 1999 to present relating to its billing practices. To date, the Company has produced and delivered to the OIG and the Department of Justice (“DOJ”) certain requested information. The Company has learned that the basis for the issuance of the subpoena is a qui tam complaint filed in the United States District Court for the Northern District of California (“Court”) by an individual on behalf of the government, known as a “relator”. The identity of the qui tam relator and portions of the qui tam complaint remain sealed by the Court pending the government’s investigation. The portions of the complaint not under seal allege that the Company engaged in certain billing practices that resulted in the Company’s receipt of duplicate payments for the same medical service and that the Company misled certain providers about the entities that were performing their billing services. Additionally, the complaint alleges that the Company terminated the employment of the individual who filed the complaint in retaliation for that individual’s bringing of these allegations to our attention. The Company denies these allegations and does not believe that any of its current or prior billing practices would form the basis for a violation of federal law.
      The Company is fully cooperating with the federal authorities in the above matter and has been producing and delivering to the federal authorities the requested documents. Since cooperating with the federal authorities with respect to the original relator complaint, the Company has complied with numerous requests by federal authorities for additional information relative to the Company’s billing polices and practices for all payers and has made members of its management available to them for purposes of their further understanding of such billing polices and practices. Management is currently engaged in settlement negotiations with the federal authorities. Management believes that, based on information known to it to date, any such settlement with the federal authorities will not have a material effect on the Company’s business or financial condition.
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
Acquisition Payments
      As of September 30, 2005, the Company may have to pay up to $1.7 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2005. These payments will be made and recorded as additional purchase price should the acquired operations achieve the financial targets agreed to in the respective acquisition agreements. During the nine months ended September 30, 2005, the Company made required payments of $5.8 million under contingent payment provisions of agreements related to previous acquisitions.

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Comprehensive Earnings
      The components of comprehensive earnings (loss), net of related taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss) attributable to common shareholders	$8,350	$3,106	$38,415	$(56,449)
Net change in fair market value of investments	(128)	—	(27)	—
Net change in fair value of interest rate swaps	128	111	370	1,144

Comprehensive earnings (loss)	$8,350	$3,217	$38,758	$(55,305)

Note 14.	Segment Reporting
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
      The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Revenue less provision for uncollectibles:
Healthcare Services	$251,637	$244,576	$748,870	$753,422
Management Services	5,784	6,470	16,859	15,027

	$257,421	$251,046	$765,729	$768,449

Operating earnings:
Healthcare Services	$30,060	$21,215	$108,330	$15,415
Management Services	1,078	1,127	2,951	2,279
General Corporate	(10,202)	(9,332)	(27,726)	(25,314)

	$20,936	$13,010	$83,555	$(7,620)

TEAM HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Subsequent Event — Merger
      On October 11, 2005, an agreement was reached between Team Health Holdings, L.L.C. (“Holdings”), the parent corporation of the Company, and acquisition corporations controlled by Blackstone Group (“Blackstone”), whereby Blackstone will acquire 92.4% of the ownership interest of Holdings. In addition, certain common shares of the Company held directly by members of management are to be exchanged for ownership units of Holdings. Consummation of the merger is subject to various customary conditions, including adoption of the merger agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the merger and the receipt of certain regulatory approvals. Blackstone has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, which are subject to customary conditions. The closing is expected to be completed no later than February 21, 2006.
      As a result of the planned merger and related transactions, the principal items relating to the merger which will affect the Company’s financial statements and future cash flows include the following:

•	the Company’s existing outstanding bank term debt and 9% subordinated notes are expected to be redeemed

•	costs estimated at approximately $20.5 million to redeem the Company’s 9% subordinated bonds will be incurred

•	remaining deferred financing costs ($6.1 million at September 30, 2005) related to the Company’s existing bank debt and 9% subordinated notes will be expensed on the date of closing

•	new debt financing in an estimated amount of $640.0 million is expected to be incurred consisting of both new bank term debt as well as a new issue of subordinated notes

•	a portion of the Company’s outstanding stock options which are unvested will become vested at the date of merger and the remaining unvested options will be cancelled resulting in compensation expense of an estimated $3.4 million as of such date to the Company

•	an estimated $1.2 million of merger related costs have been incurred as of September 30, 2005
      The Company’s underlying tax basis in its assets will be unaffected as a result of the merger. The incurrence of costs related to existing loans, including the write-off of remaining deferred financing costs thereto, or costs related to terminating such existing loans, will be deductible for tax purposes. In addition, for stock options exercised in connection with the merger, the difference between the fair value of the underlying stock and the related stock option exercise price (estimated at $49.0 million as of the date of closing) will be deductible for tax purposes by the Company upon exercise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We are the largest national provider of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States based on revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, anesthesiology, pediatrics other health care services, principally within hospital departments and other healthcare treatment facilities. We have, however, focused primarily on providing outsourced services to hospital emergency departments, which accounts for the majority of our revenue.
      The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this document.
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
      A significant portion (77% and 74% of our net revenue in the nine months ended September 30, 2005 and in fiscal 2004, respectively) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.
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
      Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. Our days revenue outstanding at September 30, 2005 and at December 31, 2004, were 63.3 days. The number of days outstanding will fluctuate over time due to a number of factors. While average days revenue was unchanged between periods, there was a decrease of 5.0 days resulting from an increase in average revenue per day between periods and a decrease of 1.6 days related to an increase in collections on contract accounts receivable related primarily to military staffing contracts offset by an increase of 6.2 days associated with an increased valuation of fee-for-service accounts receivable. Our allowance for doubtful accounts totaled $131.4 million as of September 30, 2005. Approximately 98.6% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2005, was approximately 92% of self-pay accounts outstanding as fee-for-service patient visits at September 30, 2005. The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the providing of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
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

      Insurance Reserves. The nature of our business is such that it is subject to professional liability lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from a commercial insurance provider. Professional liability lawsuits are routinely reviewed by our insurance carrier and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of commercial insurance limits have been provided at the time such determinations are made. In addition, where as a condition of a professional liability insurance policy the policy includes a self-insured risk retention layer of coverage, we have recorded a provision for estimated losses likely to be incurred during such periods and within such limits based on our past loss experience following consultation with our outside insurance experts and claims managers.
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
      Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003, included insured limits applicable to such coverage in the period. In March 2003 we had an actuarial projection made of our potential exposure for losses under the provisions of our commercial insurance policy that ended March 11, 2003. The results of that actuarial study indicated that we would incur a loss for claim losses and expenses in excess of the $130.0 million aggregate limit. Based on the results of an annual actuarial study completed in April 2005, the estimated loss discounted at 4% for claim losses and expenses in excess of the $130.0 million aggregated limit was $51.0 million as of September 30, 2005.
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
      Our critical accounting policies have been disclosed in the 2004 Annual Report on Form 10-K. There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2005.
Factors and Trends that Affect Our Results of Operations
      In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.
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
      Our revenues derived from military healthcare staffing totaled approximately $114.6 million in the first nine months of 2005 compared to approximately $172.4 million in the same period in 2004. Revenues for the full year 2004 totaled approximately $207.5 million, reflecting our staffing revenues as both a subcontractor and a direct contractor during the year.
      Our net revenues and cash flow in the nine months ended September 30, 2005, have been affected as a result of the re-contracting process. We won through competitive bidding a number of new contracts. The staffing of new contracts requires locating, recruiting and hiring new healthcare staff, some of whom are in positions which are in significant demand in today’s workforce, such as nurses. Additionally, the billing process for our military staffing services has changed following completion of the re-contracting period. Our services are now billed directly to the respective military treatment facilities or as a subcontractor to a third-party direct contract holder who requires payment from the military prior to reimbursing us. The change in military billing practices and payment flow has caused a slow-down in the payment cycle for our military staffing services. The average days outstanding for our military staffing accounts receivable totaled 77.6 days at September 30, 2005. Prior to the start of military staffing rendered under the new contracting process, our average days outstanding for military staffing accounts receivable was 56.1 days.
      Approximately $64.8 million of estimated annual revenue won by us as part of the military’s contract bidding process in 2004 was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2005. Approximately $79.1 million of estimated annual revenue won during the bidding process in 2004 was awarded to us on a two — five option year contract basis which gave the government the option to exercise available option years each October 1. An estimated $100.0 million of annual revenue derived from contracts presently held by other staffing providers or new government contract staffing opportunities were also up for bid and award on or about October 1, 2005. The government reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 30% of our military staffing revenue is derived through a subcontracting agreement with a small business prime contractor.
      The Company was successful in retaining existing business or winning new bid awards following completion of the bidding process as of October 1, 2005, in the estimated amount of $164.0 million. The estimated amount of $164.0 million included $56.7 million awarded under one-year contracts.

Radiology Related Services
      We have historically provided several types of radiology related services, including the operation of diagnostic imaging centers, teleradiology physician services and providing radiologist staffing services to hospital radiology departments. These collective operations have not achieved earnings targets resulting in management’s assessment of the various components of these services for purposes of improving operating results derived from radiology related services. As a result of such assessment, a decision was reached on July 1, 2005, to offer for sale our two leased imaging centers and to end the provision of physician staffing and related billing services for five hospital staffing contracts that have failed to meet targeted levels of profitability. We gave contract termination notices to the identified hospitals during the third quarter of 2005 and, following discussions with the affected hospitals, will cease to provide services ending on various dates through December 31, 2005.
      Effective September 16, 2005, we sold the equipment and related operations of its two imaging centers for cash of $0.9 million. We had previously recorded an estimated impairment loss in the three months ended June 30, 2005, of $1.6 million related to the assets of the imaging centers. As a result of the sale, we realized a gain on sale in the three months ended September 30, 2005 of $0.3 million.
      The sale of the imaging center operations and termination of services under certain hospital contracts has resulted in the payment of severance and other related employee costs to affected employees beginning in the third quarter of 2005. Such costs are estimated to total approximately $0.6 million of which $0.5 million has been recognized in our statement of operations in the three months ended September 30, 2005.
      Net revenues less provision for uncollectibles related to radiology operations sold or contracts planned for termination are approximately $12.8 million in the nine months ended September 30, 2005. The operating losses related to such operations are not directly identifiable as the result of back office billing and support costs not being totally allocated to such operations on an historical basis.
2006 Proposed Medicare Fee Schedule Change
      The Centers for Medicare and Medicaid Services (“CMS”) announced on August 1, 2005, a proposed rule payment update for the Medicare physician fee schedule. The proposed rule indicates that payment rates per service for physician services would be reduced by 4.3% in 2006, a reduction required by a statutory formula. There are several bills currently proposed in the U.S. Congress to revise such formulary result to eliminate the 4.3% rate decrease. However, management can not predict the outcome of such bills in mitigating the current planned rate decrease. In the event that the 4.3% rate reduction becomes effective in 2006, the Company estimates that it will negatively affect its revenues from Medicare and other revenue sources whose rates are linked to changes in the Medicare fee schedule rates by an estimated $6.7 million. Additional changes in managed care revenues are possible if fee schedules maintained by certain of such organizations are revised based on the Medicare fee schedule changes. Approximately $1.2 million of the estimated $6.7 million reduction in revenues is estimated to be offset in the form of reduced physician compensation under certain of our physician compensation agreements.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional services expenses	75.3	74.2	73.2	74.5
Professional liability costs	5.1	5.9	4.1	5.8
Gross profit	19.7	19.8	22.7	19.7
General and administrative expenses	10.1	10.3	10.0	9.7
Management fee and other expenses (income)	(0.1)	0.1	0.3	0.1
Depreciation and amortization	1.0	1.3	1.2	1.3
Interest expense, net	2.6	2.9	2.7	2.8
Refinancing costs	—	—	—	1.9
Estimated impairment loss	—	2.9	0.2	9.5
Transaction costs	0.5	—	0.2	—
Earnings (loss) before income taxes	5.6	2.3	8.2	(5.7)
Provision from income taxes	2.3	1.0	3.2	1.1
Net earnings (loss)	3.2	1.2	5.0	(6.9)
Dividends on preferred stock	—	—	—	0.5
Net earnings (loss) attributable to common stockholders	3.2	1.2	5.0	(7.3)

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
      Net Revenues. Net revenue in the three months ended September 30, 2005 increased $17.7 million or 4.5%, to $410.4 million from $392.7 million in the three months ended September 30, 2004. The increase in net revenues of $17.7 million resulted primarily from an increase in fee-for-service revenue. In the three months ended September 30, 2005, fee-for-service revenue was 76.3% of net revenue compared to 75.2% in 2004, contract revenue was 21.8% of net revenue compared to 22.8% in 2004 and other revenue was 1.9% in 2005 compared to 2.0% in 2004. The change in the mix of net revenues is primarily due to a reduction in military staffing contract revenues between periods.
      Provision for Uncollectibles. The provision for uncollectibles was $153.0 million in the three months ended September 30, 2005 compared to $141.7 million in the corresponding period in 2004, an increase of $11.3 million or 8.0%. The provision for uncollectibles as a percentage of net revenue was 37.3% in 2005 compared with 36.1% in 2004. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. Excluding the effect of the reduction in military staffing contract net revenues between periods, the provision for uncollectibles as a percentage of net revenues was 41.2% in both 2005 and 2004.
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2005 increased $6.4 million, or 2.5%, to $257.4 million from $251.0 million in the three months ended September 30, 2004. The $6.4 million increase includes a net reduction of $8.7 million in military staffing business as a result of the military’s re-contracting process completed in 2004. Excluding the impact of the re-contracting process, net revenue less provision for uncollectibles increased $15.1 million. Same contract revenues, which consists of contracts under management in both periods, increased $16.7 million, or 8.3%, to $217.7 million in 2005 compared to $201.0 million in 2004. The increase in same contract revenue of 8.3% consists of an increase in overall patient dollar volume between periods of approximately 4.4% as well as an increase in estimated net revenue per billing unit.
      Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $193.7 million in the three months ended September 30, 2005 compared to $186.3 million in the three months ended September 30, 2004, an increase of $7.4 million or 4.0%. The increase of $7.4 million is primarily due to higher patient volumes as well as an increase in average rates paid per hour of provider service on a same contract basis partially offset by a reduction in military staffing business.
      Professional Liability Costs. Professional liability costs were $13.1 million in the three months ended September 30, 2005 compared with $14.9 million in the three months ended September 30, 2004 for a decrease of $1.8 million or 12.1%. The $1.8 million decrease is primarily due to the lowering of coverage limits for certain contracts, the termination of staffing contracts in higher risk areas and lower costs relating to military staffing contracts.
      Gross Profit. Gross profit was $50.6 million in the third quarter 2005 compared to $49.8 million in the same period in 2004 for an increase of $0.8 million between periods. The $0.8 million increase is attributable to higher patient volumes and average estimated collection rates per patient encounter partially offset by a decline in gross profit derived from military related business and severance related costs in our radiology business. Gross profit as a percentage of revenue less provision for uncollectibles decreased to 19.7% in 2005 compared with 19.8% in 2004.
      General and Administrative Expenses. General and administrative expenses were $26.0 million in the three months ended September 30, 2005 compared to $25.9 million in the three months ended September 30, 2004. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.1% in 2005 compared to 10.3% in 2004. The $0.1 million increase in general and administrative expenses in 2005 includes a $0.2 million increase in management incentive plan costs as well as increases related to inflationary growth in salaries partially offset by a decrease in professional consulting expenses between periods of $0.9 million.
      Management Fee and Other Operating Expenses (Income). Management fee and other operating expenses (income) was $(0.2) million in the three months ended September 30, 2005 and $0.2 million in the corresponding period in 2004 for a decrease of $0.4 million. The $0.4 million decrease is primarily related to a $0.3 million gain on the sale of two radiology imaging centers.
      Estimated Impairment Loss. Estimated impairment loss totaled $7.4 million in 2004. The impairment loss which was not deductible for tax purposes, resulted from contracting changes in the military’s TRICARE program with a resulting negative impact on such business.
      Transaction Costs. Transaction costs were $1.2 million in 2005. These costs relate to legal and professional fees paid for the Company’s pending recapitalization merger.
      Depreciation and Amortization. Depreciation and amortization was $2.7 million in the three months ended September 30, 2005 compared to $3.4 million in the three months ended September 30, 2004. Depreciation and amortization expense decreased primarily due to such related assets becoming fully depreciated or fully amortized, respectively, between periods.
      Net Interest Expense. Net interest expense decreased $0.7 million to $6.6 million in 2005, compared to $7.3 million in 2004. The decrease in net interest expense is primarily due to a decreased level of net outstanding debt between periods partially offset by higher interest rates.

      Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2005 were $14.3 million compared to $5.7 million in the corresponding period in 2004.
      Provision for Income Taxes. The provisions for income taxes were $6.0 million in 2005 compared to $2.6 million in 2004.
      Net Earnings. Net earnings were $8.4 million in the three months ended September 30, 2005 compared to $3.1 million in the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      Net Revenues. Net revenue in the nine months ended September 30, 2005 increased $31.3 million or 2.7%, to $1,210.1 million from $1,178.8 million in the nine months ended September 30, 2004. The increase in net revenues of $31.3 million included an increase of $67.9 million in fee-for-service revenue and $1.0 million in other revenue. Such increases were partially offset by a decrease in contract revenue of $37.6 million. In the nine months ended September 30, 2005, fee-for-service revenue was 76.7% of net revenue compared to 73.0% in 2004, contract revenue was 21.3% of net revenue compared to 25.1% in 2004 and other revenue was 2.0% in 2005 compared to 1.9% in 2004. The change in the mix of net revenues is primarily due to a reduction in military staffing contract revenues between periods.
      Provision for Uncollectibles. The provision for uncollectibles was $444.4 million in the nine months ended September 30, 2005 compared to $410.3 million in the corresponding period in 2004, an increase of $34.1 million or 8.3%. The provision for uncollectibles as a percentage of net revenue was 36.7% in 2005 compared with 34.8% in 2004. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. Excluding the effect of the reduction in military staffing contract net revenues between periods, the provision for uncollectibles as a percentage of net revenues was 40.6% in 2005 and 40.8% in 2004.
      Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2005 decreased $2.7 million, or 0.4%, to $765.7 million from $768.4 million in the nine months ended September 30, 2004. The $2.7 million decrease is primarily related to a net reduction of $57.9 million in military staffing business as a result of the military’s re-contracting process completed in 2004. Excluding the impact of the re-contracting process, net revenue less provision for uncollectibles increased $55.2 million. Same contract revenues, which consists of contracts under management in both periods, increased $56.9 million, or 10.7%, to $587.5 million in 2005 compared to $530.6 million in 2004. The increase in same contract revenue of 10.7% consists of an increase in estimated net revenue per billing unit of 5.8% as well as an increase in overall patient dollar volume between periods.
      Professional Service Expenses. Professional service expenses, which include physician costs, billing and collection expenses, and other professional expenses, totaled $560.4 million in the nine months ended September 30, 2005 compared to $572.3 million in the nine months ended September 30, 2004, a decrease of $11.9 million or 2.1%. The decrease of $11.9 million is primarily due to the reduction in military staffing business offset by increases in other staffing areas due to higher volumes as well as an increase in average rates paid per hour of provider service on a same contract basis.
      Professional Liability Costs. Professional liability costs were $31.5 million in the nine months ended September 30, 2005 compared with $44.8 million in the nine months ended September 30, 2004 for a decrease of $13.3 million or 29.7%. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April of each year of $7.6 million in 2005 and $1.6 million in 2004. Also contributing to the decrease is a lowering of coverage limits for certain contracts, the termination of staffing contracts in higher risk areas and lower costs relating to the military staffing business.
      Gross Profit. Gross profit was $173.9 million in the nine months ended September 30, 2005 compared to $151.4 million in the same period in 2004 for an increase of $22.5 million between periods. Included in the

$22.5 million increase is a $7.6 million reduction in professional liability costs as the result of a 2005 actuarial study. The remaining increase in gross profit is attributable to higher patient volumes and average estimated collection rates per patient encounter increasing faster than professional expenses and billing and collection related costs, partially offset by a decline in gross profit derived from military related business. Gross profit as a percentage of revenue less provision for uncollectibles increased to 22.7% in 2005 compared with 19.7% in 2004. Excluding the effect of the actuarial adjustment of $7.6 million, the gross profit percentage was 21.7% in the nine months ended September 30, 2005.
      General and Administrative Expenses. General and administrative expenses increased $2.0 million to $76.7 million in the nine months ended September 30, 2005 from $74.7 million in the nine months ended September 30, 2004. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 10.0% in 2005 compared to 9.7% in 2004. Included in the $2.0 million increase in general and administrative expenses in 2005 is a $2.2 million increase in management incentive plan costs as well as increases related to inflationary growth in salaries offset by $1.2 million of expense related to a bonus to stock option holders in 2004 in connection with the refinancing of the Company’s debt structure and a decrease in professional consulting expenses between periods of $2.1 million.
      Management Fee and Other Operating Expenses. Management fee and other operating expenses were $2.0 million in the nine months ended September 30, 2005 and $0.8 million in the corresponding period in 2004 for an increase of $1.2 million. The $1.2 million increase is primarily related to costs associated with the purchase and retirement of 9% subordinated debentures in 2005.
      Estimated Impairment Loss. Estimated impairment loss totaled $1.6 million in 2005 and $73.2 million in 2004. The $1.6 million impairment loss in 2005 is with respect to equipment and other property costs associated with the planned disposition of two radiology imaging centers. The impairment loss in 2004, which was not deductible for tax purposes, resulted from contracting changes in the military’s TRICARE program with a resulting negative impact on such business.
      Transaction Costs. Transaction costs were $1.2 million in 2005. These costs relate to legal and professional fees paid for the Company’s pending recapitalization merger.
      Depreciation and Amortization. Depreciation and amortization was $8.8 million in the nine months ended September 30, 2005 compared to $10.3 million in the nine months ended September 30, 2004. Depreciation and amortization expense decreased due to such related assets becoming fully depreciated or fully amortized, respectively, between periods.
      Net Interest Expense. Net interest expense decreased $1.2 million to $20.5 million in 2005, compared to $21.7 million in 2004. The decrease in net interest expense includes approximately a $2.1 million decrease related to a realized hedge instrument loss as part of a debt refinancing in 2004 partially offset by increases primarily due to higher interest rates.
      Refinancing Costs. The Company expensed $14.7 million in the nine months ended September 30, 2004 of deferred financing costs and bond repayment premiums related to its previously outstanding bank and bond borrowings that were refinanced in 2004.
      Earnings (loss) before Income Taxes. Earnings before income taxes for the nine months ended September 30, 2005 were $63.0 million compared to a loss of $44.0 million for the corresponding period in 2004.
      Provision for Income Taxes. The provisions for income taxes were $24.6 million in 2005 compared to $8.8 million in 2004.
      Net Earnings (Loss). Net earnings were $38.4 million for the nine months ended September 30, 2005 compared to a net loss of $52.8 million for the nine months ended September 30, 2004.

      Dividends on Preferred Stock. The Company recognized $3.6 million of dividends for the nine months ended September 30, 2004.
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
      During the nine months ended September 30, 2005, we reduced our outstanding long-term debt by $80.6 million. The repayment of such debt was made through the use of available cash in the form of liquidated marketable securities as well as operating cash flow. The debt repaid consisted of a $15.8 million prepayment required under the terms of the underlying senior credit facility agreement due to “excess cash flow,” as defined therein, a voluntary prepayment of our term debt of $30.0 million and the repurchase and redemption of $34.3 million of our 9% senior subordinated notes. As a result of the foregoing repayments, we had total debt outstanding of $347.5 million as of September 30, 2005, compared to $428.1 million as of December 31, 2004.
      Cash provided by operating activities in the nine months ended September 30, 2005 was $50.0 million compared to $49.9 million in the corresponding period in 2004. The $0.1 million increase in cash provided by operating activities was principally due to improved profitability between periods as well as cash used in 2004 for the payout of a deferred compensation plan which was part of a refinancing, partially offset by an increase in accounts receivable and tax payments between years. Cash provided by investing activities in the nine months ended September 30, 2005, was $40.3 million compared to a use of cash of $5.1 million in 2004. The $45.3 million increase in cash provided by investing activities was principally due to an increase resulting from the redemption of short-term investments offset by the redemption of assets held in a deferred compensation plan which were liquidated as part of a refinancing in 2004, as well as increased levels of capital expenditures in 2005 and earnout payments related to previous acquisitions in 2005. Cash used in financing activities in the nine months ended September 30, 2005 and 2004 was $81.5 million and $70.7 million, respectively. The $10.8 million increase in cash used in financing activities was due to a voluntary partial prepayment of our term debt as well as the early redemption of a portion of our 9% senior subordinated notes in 2005 offset by a debt restructuring, preferred stock redemption and common stock dividend paid in 2004.
      We spent $6.2 million in the first nine months of 2005 and $4.5 million in the first nine months of 2004 for capital expenditures. These expenditures were primarily for information technology investments and related development projects.

      We have historically been an acquirer of other physician staffing businesses and interests. Such acquisitions in recent years have been completed for cash. Cash payments made in connection with acquisitions, including contingent payments, were $5.8 million during the nine months ended September 30, 2005 and $2.3 million in the corresponding period in 2004. Future contingent payment obligations are approximately $1.7 million as of September 30, 2005.
      Our senior credit facility at September 30, 2005 provides for up to $80.0 million of borrowings under a senior revolving credit facility and $201.9 million of term loans. Borrowings outstanding under the senior credit facility mature in various years with a final maturity date of March 31, 2011. The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and requires us to meet or exceed certain coverage, leverage and indebtedness ratios. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement. During the nine months ended September 30, 2005, we made prepayments totaling $15.8 million on our bank term debt under the excess cash flow provision calculation for 2004.
      We began providing effective March 12, 2003, for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program has resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2005, cash or cash equivalents and related investments held within the captive insurance company totaled approximately $36.5 million. Based on the results of our most recent actuarial report, anticipated cash outflow to the captive insurance company or third-party insurance providers for the period October 1, 2005 to December 31, 2005 is estimated at $8.4 million.
      We had as of September 30, 2005, total cash and cash equivalents of approximately $26.7 million and a revolving credit facility borrowing availability of $74.3 million. Our ongoing cash needs in the nine months ended September 30, 2005, were met from internally generated operating sources. Borrowings under our revolving credit facility were limited in the period to $6.7 million for a total of six days as the result of needing cash to meet bank funding obligations.
      On October 4, 2005, in connection with a professional liability lawsuit that resulted in a jury award in excess of the Company’s insured limits, the Company and its insurer agreed with the plaintiff to a settlement that included an agreement by the Company to pay $4.0 million in addition to the insurance company’s obligation. On October 21, 2005, the Company made such payment out of its existing available cash.
      During the three months ended September 30, 2005, the Company filed its tax returns for 2004. Subsequent to the filing of its 2004 tax returns, the Company revised its position with respect to the deductibility of certain premium payments made in 2004 to an insurance company to provide claims-made professional liability insurance coverage. As a result, the Company intends to amend its 2004 tax returns. The estimated effect of the amendment to the tax returns for 2004 will be an increase in the 2004 tax payable, plus interest, of approximately $9.7 million. The Company intends to remit such additional payment during the fourth quarter of 2005.
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
      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts recognized in operating cash flows for such excess tax deductions were $593,000 and $80,000 for the nine months ended September 30, 2005 and 2004, respectively. In connection with a pending merger of the Company (see Note 15, Subsequent Event — Recapitalization Merger), as of the date of the merger all vested stock options will be exercised. The estimated tax benefit of the tax deduction related to such exercises is $19.1 million.

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
      At September 30, 2005, the fair value of the Company’s total debt, which has a carrying value of $347.5 million, was approximately $358.6 million. The Company had $201.9 million of variable debt outstanding at September 30, 2005. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more during the twelve months prior to September 30, 2005, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2004.

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
      See note 12 to the consolidated financial statements for a description of legal actions to which we are party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

3.152	Charter and bylaws of Southeastern Physicians Associates, Inc. dated August 1, 2005.
3.153	Certificate of cancellation of certificate of limited partnership of Team Health Southwest, L.P. dated July 29, 2005.
31.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Lynn Massingale, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert J. Abramowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Team Health, Inc.

/s/ H. Lynn Massingale, M.D.

H. Lynn Massingale
Chief Executive Officer
October 31, 2005

/s/ Robert J. Abramowski

Robert J. Abramowski
Executive Vice President Finance and Administration
October 31, 2005

/s/ David P. Jones

David P. Jones
Chief Financial Officer
October 31, 2005